Form 10-Q
period 1998-09-30
AVIATION GENERAL INC
filed 1998-11-06
CIK 1063703

FORM 10-Q


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                 OR

------
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934


      Commission File Number:                 0-24795

                    AVIATION GENERAL, INCORPORATED
                    (Exact name of registrant as specified in its charter)


      Delaware                                             73-547645
      (State of Incorporation)                             (IRS Employer
                                                          Identification No.)

      7200 NW 63rd Street
      Hangar 8, Wiley Post Airport
      Bethany, Oklahoma                                          73008
      (Address of principal executive offices)                (Zip Code)

                                 (405) 440-2255
      (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

      Yes_X___                   No_____

         There were 7,280,548 Shares of Common Stock Outstanding as of October 31, 1998.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                        AVIATION GENERAL, INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                      September               December 31,
                                                                         1998                   1997
                                                                  -------------------     ------------------
                               ASSETS
Current Assets:
   Cash and cash equivalents                                                $782,095             $1,022,024
   Certificates of deposits                                                1,369,558
                                                                                                  1,224,845
   Accounts receivable                                                       164,646                342,917
   Notes receivable from related party                                     1,007,018                996,971
   Notes receivable                                                           13,079                 55,269
   Inventories                                                             4,362,481              5,610,129
   Prepaid expenses and other assets                                         277,840                203,815
                                                                  -------------------     ------------------
      Total current assets                                                 7,976,717              9,455,970
                                                                  -------------------     ------------------
Property and equipment:
   Office equipment and furniture                                            318,960                296,729
   Vehicles and aircraft                                                      84,021                 84,021
   Manufacturing equipment                                                   358,332                354,837
   Tooling                                                                   520,618                518,648
   Leasehold improvements                                                    255,163                237,161
                                                                  -------------------     ------------------
                                                                           1,537,094              1,491,396
   Less: Accumulated depreciation                                          (806,133)              (777,940)
                                                                  -------------------     ------------------
      Net property and equipment                                             730,961                713,456
                                                                  -------------------     ------------------

Other assets:
   Notes receivable from related party, less current maturities            1,500,000                500,000
   Notes receivable - less current maturities                                155,638                270,105
                                                                  -------------------     ------------------
      Total other assets                                                   1,655,638                770,105
                                                                  -------------------     ------------------
                                                                         $10,363,316            $10,939,531
                                                                  ===================     ==================

              LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                         $298,043               $270,254
   Accrued expenses                                                          431,138                312,945
   Refundable deposits                                                       225,020                 75,180
   Current portion of long-term debt                                           2,000                102,000
                                                                  -------------------     ------------------
      Total current liabilities                                              956,201                760,379
                                                                  -------------------     ------------------
   Long-term debt
                                                                                   -                      -
Shareholders' investment (deficit):
   Preferred stock, $100 par value, 20,000
      shares authorized; no shares outstanding                                     -                      -
   Common stock, $.50 par value, 10,000,000 shares authorized;
      7,280,548 shares issued and outstanding at
      September 30, 1998 and December 31, 1997                             3,640,274              3,640,274
   Additional paid-in capital                                             37,178,230             37,178,230
   Retained earnings (deficit)                                          (31,411,389)           (30,639,352)
                                                                  -------------------     ------------------
      Total shareholders' investment                                       9,407,115             10,179,152
                                                                  -------------------     ------------------
                                                                         $10,363,316            $10,939,531
                                                                  ===================     ==================

   The accompanying notes are an integral part of these financial statements.

                           AVIATION GENERAL, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                Three Months Ended September 30,
                                                               1998                          1997
                                                       ----------------------       -----------------------
Net sales - aircraft                                              $3,276,189                    $2,689,268
Net sales - service                                                  399,005                       280,928
                                                       ----------------------       -----------------------
   Total net sales                                                 3,675,194                     2,970,196
                                                       ----------------------       -----------------------

Cost of sales - aircraft                                           2,743,833                     2,421,344
Cost of sales - service                                              342,404                       262,786
                                                       ----------------------       -----------------------
   Total cost of sales                                             3,086,237                     2,684,130
                                                       ----------------------       -----------------------

Gross margin                                                         588,957                       286,066
                                                       ----------------------       -----------------------

Other operating expenses:
   Product development and engineering costs                          68,577                        77,537
   Selling, general and administrative expenses                      718,806                       631,247
                                                       ----------------------       -----------------------
     Total other operating expenses                                  787,383                       708,784
                                                       ----------------------       -----------------------

Operating income (loss)                                            (198,426)                     (422,718)
                                                       ----------------------       -----------------------

Other income (expenses):
   Other income                                                      102,575                        65,141
   Interest expense                                                    1,958                      (33,124)
   Other expense                                                     (1,296)                       (2,406)
                                                       ----------------------       -----------------------
   Total other income (expenses)                                     103,237                        29,611
                                                       ----------------------       -----------------------

Net loss                                                           ($95,189)                    ($393,107)
                                                       ======================       =======================

Net loss per share:
   Weighted average common shares
      outstanding, basic and diluted                               7,280,548                     6,920,548
                                                       ----------------------       -----------------------

   Loss per share, basic and diluted                                 ($0.01)                       ($0.06)
                                                       ======================       =======================



   The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                     1998                         1997
                                                            -----------------------      -----------------------
Net sales - aircraft                                                    $8,316,882
                                                                                                      5,128,070
Net sales - service
                                                                           915,439                      901,311
                                                            -----------------------      -----------------------
   Total net sales                                                       9,232,321                    6,029,381
                                                            -----------------------      -----------------------

Cost of sales - aircraft                                                                              5,078,263
                                                                         7,260,265
Cost of sales - service                                                                                 804,790
                                                                           829,608
                                                            -----------------------      -----------------------
   Total cost of sales                                                   8,089,873                    5,883,053
                                                            -----------------------      -----------------------

Gross margin (deficit)                                                   1,142,448                      146,328
                                                            -----------------------      -----------------------

Other operating expenses:
   Product development and engineering costs                                                            242,238
                                                                           221,987
   Selling, general and administrative expenses                                                       1,751,228
                                                                         2,027,908
                                                            -----------------------      -----------------------
     Total other operating expenses                                      2,249,895                    1,993,466
                                                            -----------------------      -----------------------

Operating income (loss)                                                (1,107,447)                  (1,847,138)
                                                            -----------------------      -----------------------

Other income (expenses):
   Other income                                                            342,223                      233,826
   Interest expense                                                        (1,274)                    (127,208)
   Other expense                                                           (5,539)
                                                                                                        (2,406)
                                                                                         -----------------------
                                                            -----------------------
   Total other income (expenses)                                           335,410                      104,212
                                                            -----------------------      -----------------------

Net loss                                                                ($772,037)                 ($1,742,926)
                                                            =======================      =======================

Net loss per share:
   Weighted average common shares
      outstanding, basic and diluted                                     7,280,548                    6,897,920
                                                            -----------------------      -----------------------

   Loss per share, basic and diluted                                       ($0.11)                      ($0.25)
                                                            =======================      =======================



  The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                            1998                      1997
                                                                    ---------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   ($772,037)              ($1,742,926)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities---
      Depreciation and amortization                                               78,380                   100,805
      Write-off of fixed assets (net)
                                                                                   (209)                  (35,043)
      Changes in operating assets and liabilities,
         excluding cash:
         Accounts receivable                                                     178,271                  (18,948)
         Notes receivable - related parties                                     (10,047)                   897,002
         Notes receivable                                                        156,657                   215,604
         Inventories                                                           1,247,648                   958,168
         Prepaid expense and other assets                                       (74,025)                  (68,147)
         Accounts payable                                                         27,789                 (193,098)
         Accrued expenses                                                        118,193                 (143,568)
         Refundable deposits                                                     149,840                    14,715
                                                                    ---------------------      --------------------
            Net cash provided by (used in) operating activities                1,100,460                  (15,436)
                                                                    ---------------------      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (95,676)                  (15,079)
   Investment in Notes - related party                                       (1,000,000)                         -
   Investment in certificates of deposit                                       (144,713)                         -
   Proceeds from sale of property and equipment                                        -                   317,700
                                                                    ---------------------      --------------------
      Net cash provided by (used in) investing activities                    (1,240,389)                   302,621
                                                                    ---------------------      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties                            -                   100,000
   Proceeds from or (Repayments) of bank borrowings                            (100,000)                    84,500
                                                                    ---------------------      --------------------
      Net cash provided by (used in) financing activities                      (100,000)                   184,500
                                                                    ---------------------      --------------------
Net increase (decrease) in cash                                                (239,929)                   471,685
Cash and cash equivalents at beginning of period                               1,022,024                   197,303
                                                                    ---------------------      --------------------
Cash and cash equivalents at end of period                                      $782,095                  $668,988
                                                                    =====================      ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                             $    3,705               $    86,504
         Income taxes
                                                                                       -                         -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1997:
   Exchange of $2,000,000  in debentures by related party for 200,000  shares of common stock. Repayment of accrued interest of $87,369 was waived.





 The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of September 30, 1998 and December 31, 1997, and the results of operations for the three month and nine month periods ended September 30, 1998 and 1997, and the cash flows for the nine month period ended September 30, 1998 and 1997 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the company's 1997 Annual Report on Form 10-K.

2. The earnings per share of common stock were computed by using the weighted average number of shares of common stock outstanding during the period. Basic and diluted amounts are the same for all periods presented.

3. Through January 8, 1997, an affiliate of the company's majority shareholder provided $100,000 of unsecured debt in the form of a 10% demand note. On February 1, 1997, the company accepted the offer of its majority shareholder, and affiliates of the shareholder, to exchange $2,000,000 of demand notes due June 30, 1997 for 200,000 shares of newly issued common stock. The payment of accrued interest of $70,382 due for the fourth quarter of 1996 for all demand notes, and $16,986 accrued on the notes exchanged February 1, 1997 was waived at the time of the exchange for common stock. The maturity dates of the remaining balance of notes totaling $900,000 was extended to December 31, 1997, with interest due and payable June 30, 1997 and December 31, 1997.

4. On October 15, 1997, the Board of Directors of the company authorized the issuance and sale of 360,000 shares of Common Stock to KuwAm Corporation and its partners, the company's majority shareholder, at a purchase price of $10.00 per share. The investment allowed the company to redeem $900,000 in 10% demand notes and accrued interest. The company's bank lines were also reduced to the minimum, leaving the company virtually debt free with approximately $2.1 million available for expansion of the aviation services division and other investments.

5. Inventories consist primarily of finished goods and parts for manufacturing and servicing aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than used aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Used aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components at the balance sheet dates were as follows:

                                                         September 30, 1998             December 31, 1997
  Raw materials                                                $2,751,830                       $2,901,798
  Work in process                                                 730,802                          819,442
  Demonstration aircraft                                          315,890                        1,132,713
  Used aircraft                                                   563,959                          756,176
                                                        -----------------               ------------------

         Total inventories                                     $4,362,481                       $5,610,129

6. The company is subject to regulation by the FAA. The company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The company has a Production Certificate from the FAA, which delegates to the company the inspection of each aircraft. The sale of the company's product internationally is subject to regulation by comparable agencies in foreign countries.

         The company faces the inherent business risk of exposure to product liability claims. In 1988, the company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an eighteen-year statute of repose for general aviation manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than eighteen years old. This action effectively eliminated all potential liability for the company with respect to aircraft produced in the 1970s as of December 31, 1997. The company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the company is not insured for product liability claims. Management believes there is no litigation outstanding which would have a material adverse effect on the financial position or operations of the company.

7. The company has experienced recurring losses and net cash outflows from operations since its inception. Since inception, the company has financed its cash needs with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. During 1997, the company implemented plans to improve its liquidity and capital and its operational performance.

         Management believes the reduction in net loss and the net cash generated from operating activities during the first nine months of 1998 is attributable to the plans implemented in late 1996 and 1997 to provide new operating revenues for the company. The company created the Aviation Services Division ("ASD") to sell pre-owned aircraft, provide commissions from aircraft brokerage services, and market refurbishment capabilities. During 1997, the company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and, in most cases, refurbish and resell the aircraft at a reasonable profit. Revenues from sales of pre-owned aircraft increased by 38% in 1997 and revenues from refurbishment and service increased over 12%. This trend continues in 1998 as the revenue from sales of new and pre-owned aircraft for the first nine months of 1998 increased 62% from the first nine months of 1997. The company will pursue additional opportunities to take advantage of its factory facilities to offer upgrades to existing aircraft owners for new paint, interior, and equipment.

         The company introduced a new de-icing option for which it received certification in May 1998 from the FAA, allowing aircraft so equipped to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this optional equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition. A number of other improvements and new options are available on 1998 models.

         In addition to the above actions to increase revenue, the company has made efforts to reduce costs and cash requirements by optimizing its production schedule using just-in-time scheduling, thereby decreasing inventories to their lowest levels since production commenced in 1991. Management has reduced the costs incurred to advertise new aircraft by focusing the advertising efforts at a specific customer profile. Further reducing selling expenses, the company completed a consolidation of sales territories, which significantly lowered the fixed costs of sales and marketing without reducing the number of direct contacts with qualified customers.

         The company's liquidity was improved with the sale of 360,000 shares of common stock to its majority shareholder and affiliates for $3,600,000 during October 1997. The company used approximately $1,500,000 of the $3,600,000 proceeds to repay 10% demand notes and other debt. On May 1, 1998, the company invested $600,000 in a 10% convertible note issued by Stratesec, Incorporated, a related party. The note is due December 31, 1999 and provides the right to exchange the debt for common stock at $8.50 per share. The note also includes warrants to purchase 100 shares at $2.50 per share of Stratesec, Incorporated Common Stock for each $1,000 in debt. On August 24, 1998, the company invested an additional $400,000 in the notes issued by Stratesec, Incorporated. The balance of the proceeds from the October 1997 equity sale is invested in short-term certificates of deposit to be used to continue expansion of the ASD and for other investment opportunities. The company also believes the note receivable from related party which was reduced by approximately $1,100,000 in 1997 will also provide cash sources during 1998. Although the majority shareholder, which has invested over $26 million in the company, will probably continue to fund cash needs of the company if required, there can be no assurance that this funding will continue.

         The company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing and attain profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amount and classification of liabilities that might be necessary should the company be unable to continue as a going concern. Although management believes that it has made significant progress in 1997 and the first three quarters of 1998 by widening its product line to include the ASD, improving products, establishing a jet brokerage subsidiary, decreasing sales and marketing expenses, and reducing debt and related interest expense and it is reasonable to expect the company to improve revenues, reduce costs, and improve operating results and cash flow in 1998, there can be no assurance that these results can be achieved.

8. On August 5, 1998, Commander Aircraft Company was merged with Aviation General, Incorporated, a Delaware holding company. Each share of Commander
Aircraft Company common stock was converted into a share of Aviation General, Incorporated common stock. The merger had no direct affect upon the operations or management of the company. The stock continued to trade on the NASDAQ SmallCap Market under the name of Aviation General, Incorporated and the ticker symbol "AVGE".

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                           OPERATIONS AND FINANCIAL CONDITION


GENERAL:

Commander Aircraft Company announced on August 10, 1998, that shareholders approved the merger of Commander into a subsidiary of Aviation General, Incorporated, a newly formed Delaware holding company. The merger will not directly affect the Company's operations or management.

In the merger, each share of Commander common stock was converted into a share of Aviation General common stock, and Commander became a wholly owned subsidiary of Aviation General, Incorporated. The stock continued to trade on the Nasdaq SmallCap Market under the name of Aviation General, Incorporated and the ticker symbol "AVGE".

On October 8, 1998, Aviation General, Incorporated announced the formation of Strategic Jet Services, Inc. which will provide consulting, sales, brokerage and refurbishment services for jet aircraft. Daniel Cretsinger was named President and Chief Executive Officer. The subsidiary is located at the company's headquarters in Bethany, Oklahoma and is aggressively pursuing opportunities in the jet brokerage business.

The company reported sales for the third quarter of 1998 of $3,675,194 and a net loss of $95,189, or $.01 per share, compared to sales for the quarter ended September 30, 1997 of $2,970,196 and a net loss of $393,107, or $.06 per share. For the nine month period ended September 30, 1998 the company's revenues totaled $9,232,321 and a net loss of $772,037, or $.11 per share, compared to revenues of $6,029,381 and a net loss of $1,742,926, or $.25 per share for the nine months ended September 30, 1997.

The company delivered five new, eight pre-owned and three consigned aircraft during the third quarter of 1998. Aircraft deliveries through September 30, 1998 totaled 36 units compared to 27 aircraft through September 30, 1997. The aircraft backlog at the end of the third quarter of 1998 stood at approximately $.6 million. Demand for both new and pre-owned aircraft showed signs of weakening somewhat for the fourth quarter, with further improvement in revenues and operating margins not expected for the last quarter.

Cash and certificates of deposit totaled over $2 million at September 30, 1998, while borrowings remained at $2,000. The company invested an additional $400,000 in 10% convertible notes receivable due December 31, 1999, from a related party on August 24, 1998.

The company upgraded its computer hardware and software during the first quarter of 1998 at a cost of approximately $50,000, and believes that its information system is Year 2000 compliant. The company currently is continuing the process of assessing the effects of the Year 2000 problem on its suppliers and other third parties with which it has business relationships to determine whether they are Year 2000 compliant and whether the problem will adversely affect the company's operations or the operation of components used in its aircraft.
Although the company does not believe that the key systems in its aircraft, including instrumentation and avionics, are date-sensitive, there can be no assurance that these systems will not require remediation. As with all businesses, the company is unable to predict whether there will be any disruption in service provided by third parties, such as utilities, that might affect the company's operations. Although the company currently does not believe that its costs of Year 2000 compliance will be material, unforeseen problems could cause costs to be greater than anticipated.

RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the third quarter of 1998 totaled $3,276,189 compared to $2,689,268 for the comparable period of 1997. The increase in revenue for the third quarter of 1998 was the result of delivering 16 new and pre-owned aircraft compared to 12 for the third quarter of 1997. For the first nine months of 1998 revenue from aircraft sales increased to $8,316,882 compared to $5,128,070 for the nine-month period ended September 30, 1997.

Service revenues of $399,005 for the quarter ended September 30, 1998 increased 42% from the comparable quarter in 1997. The increase in revenues was due to additional billings for refurbishment of pre-owned aircraft, including several jobs that were in work at the end of the previous quarter. For the nine months ended September 30, 1998, service revenues were $915,439,up by approximately 2% from the prior year total of $901,311.

Due to the increase in sales, cost of aircraft sales for the three month period ended September 30, 1998 increased to $2,743,833 compared to $2,421,344 for the three month period ended September 30, 1997. Also as a result of the increase in revenues, cost of aircraft sales for the nine-month period ended September 30, 1998 increased to $7,260,265 from $5,078,263 for the comparable period in 1997.

Cost of sales for service and parts for the quarter ended September 30, 1998 increased to $342,404 from $262,786 for the quarter ended September 30, 1997. The increase was due primarily to the increase in revenues from service and parts as explained above. For the nine-month period ended September 30, 1998, cost of sales for service and parts increased approximately 3% over the comparable period of 1997, due to slightly higher material and labor costs.

Product development and engineering costs decreased to $68,577 for the third quarter of 1998, down 12% from $77,537 for the comparable period in 1997. For the nine months ended September 30, 1998 product development and engineering costs decreased to $221,987, down 8% from $242,238 for the first nine months of 1997. Most of the cost reduction was due to the completion of the de-icing project and less spending for outside technical assistance.

Sales and marketing expense increased approximately 7% for the three-month period ended September 30, 1998, to $436,043 from $408,723 for the comparable period ended September 30, 1997. For the nine-month period ended September 30, 1998 sales and marketing costs totaled $1,319,769 compared to $1,096,412 for the comparable period in 1997. For the first nine months of 1998, advertising and promotional expenses increased approximately $160,000 from the comparable period of 1997. Commissions on aircraft sales increased in the third quarter and first nine months of 1998 due to higher sales volume, while other areas of costs remained relatively the same as the comparable period of 1997.

General and administrative expenses increased to $282,763 for the third quarter of 1998 from $222,524 for the comparable period in 1997. The increase was due primarily to the start-up costs, including legal fees, pertaining to the establishment of Strategic Jet Services, Inc. and to various routine payroll, insurance and tax expenses. For the nine months ended September 30, 1998 general and administrative expenses were approximately the same, increasing to $708,139 from $654,816 for the nine months ended September 30, 1997.

Other income increased to $102,575 for the quarter ended September 30, 1998 from $65,141 for the quarter ended September 30, 1997. The increase was due to interest earned on the 10% convertible $1,000,000 notes receivable dated May 1, 1998 and August 24, 1998 and the interest earned on certificates of deposit. Other income, consisting primarily of interest earned, increased to $342,223 for the nine-month period ended September 30, 1998 from $233,826 for the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Cash balances decreased to $782.095 at September 30, 1998 from $1,022,024 at December 31, 1997 due to increasing the investment in notes receivable by
$1,000,000 during 1998. The company maintained a balance in short-term certificates of deposit of $1,369,558, which mature and are re-invested in 30-day increments. Management invested $100,000 to establish its new subsidiary, Strategic Jet Services, Inc. The company used $400,000 in cash to acquire a 10%, convertible note from Stratesec, Incorporated, a related party, bringing the total investment to $1,000,000. Accounts receivable balances decreased by $178,271 at September 30, 1998 due to the payment in January for an aircraft sold and delivered in the prior quarter. Other notes receivable decreased to $1,675,735 at September 30, 1998 from $1,822,345 from December 31, 1997 due to regular monthly payments received from debtors and payment in full of one note. The balance due from related parties increased from $1,496,971 at December 31, 1997 to $2,507,018 at September 30, 1998, due primarily to the $1,000,000 convertible notes from Stratesec, Incorporated. The notes are due December 31, 1999 and accrue interest at 10%, payable June 30 and December 31. Each note is convertible at $8.50 per share into common stock of Stractesec, Incorporated, and includes warrants to purchase 100 shares of common stock at $2.50 per share for each $1,000 in debt.

Inventories decreased to $4,362,481 at September 30, 1998 from $5,610,129 at December 31, 1997. Raw materials, parts, and work in process decreased approximately $239,000 while completed aircraft inventories decreased about $1,009,000 as the company sold two of its three demonstration aircraft and continued to turnover used aircraft that are held in inventory. Prepaid expenses and other current assets increased to $277,840 at September 30, 1998 compared to $203,815 at December 31, 1997, reflecting prepayments for parts and material.

Total fixed assets increased by $95,676 during the first nine months of 1998. The increase was primarily due to the upgrade of the Company's computer hardware and software systems, at a cost of approximately $50,000, which are year 2000 compliant as of June 30, 1998. The company also spent approximately $20,000 for a new telephone system in the third quarter of 1998. In addition to the above fixed assets expenditures, the Company does not plan to spend significant funds for new property, plant and equipment for the balance of fiscal 1998. Most expenditures will be for repairs or replacements and for leasehold improvements which are not expected to exceed $50,000 for the balance of the fiscal year.

Accounts payable increased to $298,043 at September 30, 1998 from $270,254 at December 31, 1997. The increase was due primarily to purchases of new parts and equipment to support increased production of new aircraft and for refurbishment parts and material, which were purchased on open account. Accrued expenses increased to $431,138 at September 30, 1998 from $312,945 at December 31, 1997. The increase in accrued expenses is attributable to amounts owed for the acquisition of pre-owned aircraft and increases in accrued warranty, payroll taxes and miscellaneous expenses.

Refundable deposits increased to $225,020 at September 30, 1998 from $75,180 reflecting a large deposit for service work to restore a customer's damaged aircraft. Bank lines, providing the Company with borrowing capacity to $600,000, were maintained at the minimum $2,000 at September 30, 1998 from $102,000 at December 31, 1997, representing the Company's only borrowings.

The Company does not carry insurance for product liability and could be subject to substantial financial risk in the event of an unfavorable judgement arising from litigation involving its products. Although the Company is not aware of any pending claims, there is no guarantee that claims will not be asserted in the future. The lease between Commander Aircraft Company and the Oklahoma City Airport Trust expires in October 1998. Management has negotiated a new 5-year lease with an option for an addition 5 years at very favorable terms. The lease will be duly executed by both parties in early November.

The Company has had losses and net cash outflows since its inception, and its independent public accountants have indicated that there is doubt about its ability to continue as a going concern. In 1997, management implemented plans to improve the Company's operational performance and liquidity and capital resources. The principal elements of these plans are (i) to expand its Aviation Services Division, which purchases, refurbishes, and sells pre-owned piston aircraft; (ii) offer additional options on its new aircraft; (iii) reduce inventory costs through just-in-time production scheduling; (iv) reduce marketing expenses through more focused advertising and implementation of a more efficient marketing organization; and (v) offer consulting, brokerage and refurbishment services for jet aircraft. In addition, in October 1997, the Company's majority shareholder and affiliates purchased 360,000 newly issued shares of common stock for $3,600,000. The Company used approximately $1,500,000 of the proceeds to repay debt, leaving it virtually debt free by the end of 1997. At September 30, 1998, over $1.3 million was available for working capital requirements, for the expansion of the Aviation Services Division and other investment opportunities.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 1998, the shareholders of Commander Aircraft Company, the Company's predecessor, approved the merger of Commander Aircraft Company into a subsidiary of the Company. The shareholder vote in connection with this transaction was 5,700,125 shares for, 3,900 shares against, and 346,960 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None

(b)      Reports on Form 8-K :

A report was filed on Form 8-K dated August 6, 1998 reporting the merger of Commander Aircraft Company into Aviation General, Incorporated (the "Company"). The shares of common stock, $.50 par value, of Aviation General, Incorporated, a Delaware corporation, were deemed registered under section 12(g) of the Securities and Exchange Act of 1934, as amended. The Company is a "successor issuer" to Commander Aircraft Company, a Virginia corporation and as a result of the merger in which one share of Company common stock was exchanged for each outstanding share of Commander Aircraft Company common stock, and Commander became a wholly owned subsidiary of the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AVIATION GENERAL INCORPORATED
                                  (Registrant)




                            By: /s/ Stephen R. Buren
                                Stephen R. Buren
                             Vice President Finance
                          (Chief Financial Officer and
                              Authorized Signatory)




Date:  November 6, 1998