Form 10-K405
period 1998-12-31
AVIATION GENERAL INC
filed 1999-03-19
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-K

---
X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

                              OR

---
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
      SECURITIES EXCHANGE ACT OF 1934

      Commission File Number: 0-24795

                  AVIATION GENERAL, INCORPORATED
          (Exact name of registrant as specified in its charter)

      Delaware                                        73-1547645
      (State of Incorporation)                        (IRS Employer
                                                      Identification No.)

      7200 NW 63rd Street
      Hangar 8, Wiley Post Airport
      Bethany, Oklahoma                                                 73008
      (Address of principal executive offices)                        (Zip Code)

                              (405) 440-2255
      (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
                  None

      Securities registered pursuant to Section 12(g) of the Act:
                  Common stock; $.50 par value


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the Yes X No_____ past 90 days.

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form (X) 10-K.

         Based on the closing sales price of March 10, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,332,872

         The number of shares outstanding of the registrant's common stock, $.50 par value, was 7,280,548 at March 10, 1999.

      Total number of pages, including cover page  41

================================================================================

                                      PART 1

Item 1. Business

Aviation  General  Incorporated  (the  "company")  manufactures,   markets,  and
provides support services for single engine, high performance Commander aircraft, as well as providing sales and brokerage service for pre-owned jet and piston-powered aircraft. Originally incorporated in 1988 as Commander Aircraft Company, the company is one of the few manufacturers in the world that produces single engine high performance aircraft certified by the Federal Aviation Administration (FAA).

Incorporated under the laws of the State of Delaware as a holding company, Aviation General Incorporated succeeded Commander Aircraft Company by a vote of the shareholders effective August 4, 1998. The company does business through its two wholly owned subsidiaries: Commander Aircraft Company and Strategic Jet Services, Inc., both located in Bethany, Oklahoma.

Commander  aircraft  are derived from a line of single  engine high  performance aircraft designed, certified and produced by the General Aviation Division of Rockwell International in the 1970s. Rockwell later sold its General Aviation Division to Gulfstream Aerospace Corporation, from whom Commander Aircraft Company acquired the rights to the single engine high performance Commander line. Subsequently, the company designed, engineered and implemented improvements to the Commander line. With an airframe design decades newer than the competition, Commander aircraft are certified to Federal Aviation Regulation
(FAR) 23 through Amendment 7, meeting more stringent standards for single engine high performance aircraft than aircraft certified under the older Civil Air Regulation (CAR) 3.

The company's first production model, the Commander 114B, was certified by the FAA in 1992. The Commander 114B offers substantially improved performance, state-of-the-art instrumentation and avionics, and a luxuriously appointed, spacious cabin, while retaining the proven airframe and other features of the original Rockwell International design. The Commander 114B features an extensive range of standard equipment, retractable landing gear, 260 horsepower fuel injected engine, and a constant speed propeller. The aircraft has received favorable reviews in the aviation press worldwide and is recognized for its beautiful design and its excellent flight, landing and handling characteristics.

The Commander 114B, with a standard range of 725 nautical miles (833 statute miles), 1,216 pound useful load, maximum cruise speed of 164 knots (188 miles per hour), large luxurious four place cabin and low operating and maintenance costs, offers an optimum combination of performance, comfort, style, luxury, utility and safety. The Commander 114B is an ideal airplane for pleasure, business and flight training.

In 1994, the company added the Commander 114AT All-Purpose Trainer to its line of single engine, high performance aircraft. The Commander 114AT is a four place high performance trainer designed for military, professional and civilian flight training. An all-in-one aircraft, the Commander 114AT All-Purpose Trainer is ideal for primary through instrument flight training. The Commander 114AT shares the same design heritage as the luxurious Commander 114B, with a modified instrument panel and utilitarian interior.

In 1995,  the  company  received  certification  from the FAA for the  Commander
114TC, a turbocharged version of the Commander 114B. The Commander 114TC is equipped with the same beautiful, expansive interior and state-of-the-art systems as the Commander 114B, but utilizes a 270 horsepower turbocharged Lycoming engine which provides speeds up to 197 knots (227 miles per hour). The Commander 114TC is certified to an altitude of 25,000 feet, which makes it an excellent aircraft for mountainous regions, as well as high density altitude environments. Like its predecessor, the 114B, the Commander 114TC has received extensive favorable reviews by the aviation press.

The company continues to upgrade its products each year with new standard and optional equipment, such as long-range fuel tanks for the 114B, de-ice equipment for all models, traffic alert system for increased safety in congested airspace, and a variety of advanced avionics, moving maps and navigation displays.

Business Strategy

The company's business strategy is to capture a significant share of the existing domestic and international market for the single engine, high performance aircraft by offering a premium updated version of an established aircraft design. Commander aircraft have an airframe design decades newer than the competition and are certified to more stringent standards. The company believes the domestic and international market for its aircraft includes individuals and corporations that will purchase the company's aircraft for business and personal travel, and governments, commercial and military organizations that will use the aircraft for training and other purposes.

The company believes the market for its products will improve as a result of attrition of the existing fleet of aging single engine high performance aircraft, development of new international markets for general aviation aircraft, increased use of single engine aircraft as a corporate tool for small and medium-sized businesses, and demand for advanced single engine trainers.

Recognizing that the size of the used aircraft market is significantly larger than new aircraft sales, the company has structured a separate aviation services division within the company to purchase, refurbish and sell pre-owned aircraft at reasonable profit margins. The Aviation Services Division also acts as broker for pre-owned aircraft and serves as advisor to potential aircraft buyers and sellers.

Marketing and Sales

The company markets its aircraft through a factory direct sales and marketing organization comprised of regional sales personnel who are managed and supported from the company's headquarters in Oklahoma. The marketing organization is augmented by a worldwide network of Commander Authorized Service Centers (ASCs). The company's marketing program utilizes a highly focused domestic and international advertising and public relations program that includes product advertising in leading business and aviation publications.

The company has one of the most comprehensive worldwide service and support networks in its class. The company grants domestic Commander Authorized Service Centers the non-exclusive right to sell Commander aircraft. Commander ASCs receive a referral fee for identifying purchasers, and provide a full complement of service and support services, including financing, insurance, service and support, hangar/storage, flight instruction, and professional pilot service. The company selects ASCs from among experienced independent aviation sales and service organizations that it believes to have excellent facilities, service capabilities, reputation and financial strength. Through its ASCs, Commander Aircraft Company offers a turn-key aircraft ownership program designed to stimulate ownership of Commander aircraft by companies that have not previously owned or operated aircraft. This flexible program can be tailored to meet each customer's specific requirements.

Three new aircraft and two pre-owned aircraft sold in 1998 were delivered to foreign customers accounting for $1,987,450 or 21% of the revenues from aircraft sales. Information regarding the company's export sales and major customers is incorporated herein by reference to Note H - Sales Concentrations, of the Notes to Financial Statements. The company anticipates that domestic sales will continue to account for a significant portion of its market in the future, however it is anticipated that international markets will continue to improve and account for an increased portion of the company's sales in the future.

The company has been dependent upon its ability to sell a single product line for which a small market exists, and sales in sufficient quantities and at prices that will allow it to recover operating costs and earn a profit. Although the company believes that the market for its new aircraft will grow and its share will increase, there can be no assurances that economic conditions will not have an adverse effect on future sales.

Revenues generated by The Aviation Services Division grew significantly in 1998 and are expected to continue to grow in 1999. In addition, the company established a new subsidiary, Strategic Jet Services, Inc. during 1998 to include sales and brokering of turboprop and jet aircraft.

Parts and Materials Availability

Aviation General, Incorporated purchases parts and materials from over 100 different suppliers. Though some of these vendors are key to the manufacture of the company's aircraft, there are no long term commitments or contracts with any suppliers. The company considers its relationship with its suppliers to be satisfactory and does not anticipate any shortages or interruption to production due to lack of available components on a timely basis.

Competition

Purchasers of high performance aircraft choose among competitive models on the basis of numerous factors, including performance, reliability, price,
appearance,   quality  of  service
and reputation of the aircraft and the manufacturer. Aviation General, Incorporated believes that it can favorably compete with its competitors on the basis of the quality, comfort, and performance of its aircraft, and the quality and scope of the support services the company provides to its customers. The company further believes its aircraft are competitively priced and have a number of features, including certification to stricter standards, newer, more attractive design and larger cabin size, which make them competitive with or superior to the single engine, high performance aircraft produced by its four principal competitors: Beech Aircraft Corporation, which suspended production of its F33A Bonanzas in 1994; Mooney Aircraft Corporation, which produces a single engine aircraft that is significantly smaller than the 114B; New Piper Aircraft Corporation, which produces two single engine, six place retractable gear aircraft with similar performance; and Socata whose marketing efforts are, for the most part, focused in Europe and Asia. Each of these competitors has been well established in the general aviation industry for years and may have access to greater resources than are available to the company.

Insurance

The company carries most types of insurance customary for a manufacturer of general aviation aircraft, including coverage for general liability, property damage, aircraft loss or damage and worker's compensation, but does not carry product liability insurance. There is no assurance that the amount of insurance carried by the company would be sufficient to protect it fully in the event of a serious accident or liability claim, but the company believes that the amounts and coverage of its insurance protection are reasonable and appropriate for the company's business operations. Although highly probable, there is no assurance that such insurance will continue to be available on commercially reasonable terms.

In mid-1994, Congress enacted the General Aviation Revitalization Act, S. 1458, which established an 18-year statute of repose for general aviation aircraft and component manufacturers. This legislation prohibits product liability suits against aircraft manufacturers when the aircraft involved in an accident is more than 18 years old when the accident occurs. This action eliminated all Rockwell manufactured Commanders produced in the 1970's from the company's liability tail. The only aircraft that the company bears manufacturing responsibility for are the model 114B, 114AT and 114TC produced from 1992 through the present. At December 31, 1998 this totaled approximately 143 aircraft, which includes 70 aircraft exported from the United States.

Through March 1, 1995, the company maintained product liability insurance with coverage of $10 million per occurrence and $10 million in the aggregate, with deductible of $200,000 for aircraft built through March 1, 1995. To date, there has been only one claim filed against the company with respect to any of the aircraft manufactured by Rockwell International or any of the new aircraft manufactured by the company. This action was dismissed by the court in December 1997. Management believes that the interest of shareholders is better served by vigorously defending claims through the services of highly qualified specialists and attorneys rather than retaining product liability insurance to settle exorbitant claims. As such, the company elected not to retain product liability insurance coverage commencing March 1, 1995. The company could be exposed to significant financial risks if losses from products liability were to occur.

The company does not carry business interruption or key man insurance.

Governmental Regulation

In order for an aircraft model to be manufactured for sale, the FAA must issue a Type Certificate for the aircraft model and, in order for a particular aircraft to be operated, an Airworthiness Certificate for that aircraft must be issued. The company was issued a Type Certificate for the Commander 114B in 1992 and a Type Certificate for the Commander 114TC in 1995. The company owns Type Certificates for all predecessor single engine Commander models. The company received a Production Certificate from The FAA in 1993, which allows the company to issue Airworthiness Certificates under authority delegated by the FAA. An Airworthiness Certificate is issued for a particular aircraft when it is certified to have been built in accordance with specifications approved under the Type Certificate for that particular model aircraft. Commander aircraft are certified to FAR 23, Amendment 7 meeting more stringent standards for single engine aircraft than aircraft certified under the older CAR 3 regulation. The following table compares these standards:

         Certification Requirements:                 FAR 23            CAR 3
                                              (through Amendment 7)
         Increased gust loading                      50 ft/sec        30 ft/sec
         Fatigue evaluation -                        Fail-safe       Static load
            Wing and associated structures           Safe life          margin
         Fail-safe elevator control system              Yes               No
         Gear and door substantiation under
            all conditions                               Yes              No
         Flap actuated aural warning                     Yes              No
         More stringent usable fuel testing              Yes              No
         Non-siphoning fuel caps                         Yes              No
         Improved accessibility of fuel
            selector switch                              Yes              No
         More stringent lightning strike
            analysis                                     Yes              No

Employees

The  company  has  a  total  of  86  full-time   employees.   Aviation  General,
Incorporated believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the company has been successful in attracting and retaining skilled employees. None of the company's employees are covered by a collective bargaining agreement, and Aviation General, Incorporated considers its employee relations to be good.


Item 2.  Properties

The company's 103,650 square foot facility, which consists of three buildings constructed in 1981, is located at the Wiley Post Airport in Bethany, Oklahoma. The facility is leased from the Oklahoma City Airport Trust Authority under a lease that expires in October 2003, with a five year renewal option. The company performs all of its operations and services from this facility. During the past ten years, the company has improved its facility to assure safety and compliance with environmental laws and regulations.

A summary of lease payments is presented in Note G - Leases, of the Notes to Financial Statements for 1998, which is hereby incorporated by reference.


Item 3.  Legal Proceedings

The company was not a party to any pending legal proceeding as of March 4, 1999. The company's business activities may from time to time subject it to legal proceedings. See "Insurance" under Part 1, Item 1.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.






                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The common stock of Commander Aircraft Company, $.50 par value, was traded on the NASDAQ Small-Cap Market (symbol CMDR) prior to the merger in August 1988. Subsequent to the merger, the stock continues to trade as Aviation General, Incorporated (symbol AVGE). This table presents its high and low market prices during the past two years. The company has never paid dividends in the past, and does not intend to pay dividends in 1999.

                                   Quarterly Common Stock Price Ranges
                                   1998                             1997
         Quarter           High             Low              High         Low
         -------           ----             ---              ----         ---
         1st              2 1/2            1 1/2            2 3/4        1 3/4
         2nd              3                1 3/8            2 1/2        1 1/4
         3rd              4 1/8            1 1/2            2 9/16       1 5/8
         4th              3 1/2            1 1/4            4 7/8        1 13/16

There were 315 holders of the company's common stock as of October 14, 1998, including shareholders whose shares are held in "street" name. No shares were issued or repurchased by the company during 1998.

Item 6.  Selected Financial Data

The selected financial data presented below for each year in the five year period ended December 31, 1998 have been derived from the company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                     Year Ended December 31
                                    (Amounts in thousands, except per share data)
                           1998             1997              1996              1995             1994
                           ----             ----              ----              ----             ----
   Operation Data:

   Net sales                $10,712          $8,062            $7,958            $9,398           $7,619

   Net loss                $(1,849)         $(2,140)          $(3,408)          $(2,559)         $(4,976)

   Loss per share            $(.25)            $(.31)           $(.51)            $(.39)           $(.84)


   Balance Sheet Data:

   Total assets            $10,148          $10,940           $11,060           $14,715          $12,790
   Long-term debt                -                -           $ 2,446               -            $ 5,325

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

                                  1998 vs.1997

Total revenues increased by 33% in 1998 to $10,711,827 from $8,062,369 in 1997, and the net loss was reduced by approximately 14% to $1,849,400 in 1998 from $2,140,637 in 1997. Net loss per share decreased to $.25 in 1998 from $.31 in 1997.

New aircraft deliveries increased to 13 units in 1998 from 12 in 1997, while pre-owned and consigned aircraft sales increased to 29 aircraft in 1997 from 22 in 1997. Revenues from aircraft sales increased 37% to $9,375,478 in 1998 from $6,860,413 in 1997. The increase was due to higher unit prices, especially in pre-owned aircraft, coupled with an increase in volume of aircraft delivered.

Revenues generated by service and parts sales increased by more than 11% in 1998 to $1,336,349 from $1,201,956 in 1997. This improvement was due to an increase in refurbishment work in the Service Center, along with an increase in spare parts sales.

Aircraft cost of sales increased nearly 30% in 1998 to $8,751,936 from $6,750,525 in 1997. The increase was due primarily to the volume of aircraft sold in 1998. Margins on both new and pre-owned aircraft improved due to the company's products commanding higher prices and continued cost controls that reduced the incremental unit costs. Service and parts cost of sales increased in proportion to the increase in revenues, increasing to $1,094,075 in 1998 from $1,025,367 in 1997.

Engineering and product development costs decreased more than 2% in 1998 to $308,772 from $316,158 in 1997. This reduction in expense occurred primarily due to the completion of the flight into known icing project, which was certified by the FAA in 1998. Most of the costs in 1998 were incurred for sustaining engineering and routine product improvements.

Sales and marketing expenses increased in 1998 by 18% to $1,745,732 from $1,483,439 in 1997. Expenditures for advertising and trade shows increased by nearly $217,000 in 1998, as new advertising was strategically placed in various business and trade publications. Other sales and marketing expenses increased slightly in 1998. General and administrative expenses increased 8% in 1998 to $916,266 from $850,233. Legal and administrative fees associated with the merger accounted for approximately $20,000 in 1998. Printing costs, healthcare and professional fees accounted for the balance of the increase in general and administrative costs in 1998. Included in selling, general and administrative expenses for 1998, is $128,000 for costs associated with the creation and start up of Strategic Jet Services, Inc., a wholly owned subsidiary.

Interest income increased in 1998 to $324,043 from $292,949 in 1997. The increase was due to the interest earned on certificates of deposit during 1998 and interest earned on the note due from an affiliated company. Interest from notes receivable decreased slightly as only one aircraft is now financed by the company. All other notes receivable have been paid in full. Income from miscellaneous sources totaled $83,346 in 1998 compared to $73,848 in 1997.

Interest expense decreased to $12,619 in 1998 from $131,768 in 1997. The company had virtually no debt outstanding during 1998 and most of the expense arose from trade payables and miscellaneous sources.


                                  1997 vs. 1996

Revenues increased slightly more than 1% in 1997 to $8,062,369 from $7,958,138 in 1996, and the net loss from operations was reduced by more than 37% to $2,140,637 in 1997 from $3,408,200 in 1996. Net loss per share decreased to $.31 in 1997 from $.51 in 1996. During 1997 the company delivered 12 new aircraft and 22 pre-owned or consigned aircraft compared to 15 new aircraft and 18 pre-owned or consigned aircraft in 1996. Overall, 1997 revenues from aircraft sales of $6,860,413 were relatively flat compared to 1996 revenues from aircraft sales of $6,893,896.

Revenues from service and parts increased 13% to $1,201,956 in 1997 from $1,064,242 in 1996. The increase was due to additional pre-owned aircraft serviced by the company's service facility prior to their resale and an increase in revenues generated by refurbishment of customer-owned aircraft and sub-contracted paint work.

Aircraft cost of sales changed very little, totaling $6,750,525 in 1997 compared to $6,814,750 in 1996, as revenues from aircraft sales remained relatively flat. Cost of sales for service and parts increased approximately 11% in 1997 to $1,025,367 from $921,089 in 1996. The increase in cost was due to the increase in the volume of revenue from service work and parts sales in 1997.

Engineering and product development expenses decreased 13% in 1997 to $316,158 from $363,215 in 1996. Development efforts were limited to routine product improvements and production refinements. The majority of the cost of the company's de-icing project certification was borne by the equipment supplier.

Sales and marketing expenses were reduced by 40% to $1,483,439 in 1997 from $2,482,025 in 1996. The decrease was accomplished by a consolidation of several sales territories, a reduction in personnel and substantial re-focusing of advertising expenditures. General and administrative expenses decreased to $850,234 in 1997 from $862,788 in 1996. The decrease was due to lower legal expenses as all litigation was brought to a successful conclusion by the end of 1997.

Interest income decreased to $292,949 in 1997 from $377,517 in 1996. The decrease was due to Commander International reducing its note payable to the company by over $1.1 million during 1997, and payment in full of one of the three remaining notes for retail financing held by the company. Other income resulting from miscellaneous sales and adjustments totaled $73,848 in 1997 compared to $41,223 in 1996.

Interest expense totaled $131,768 for 1997 compared to $316,913 for 1996. A total of $86,795 interest was recognized on the demand notes, which were exchanged for equity February 1, 1997 or redeemed October 15,1997. An additional $34,251 interest expense was incurred on borrowings under the company's line of credit at Will Rogers Bank. Interest expense for 1996 related to the demand notes totaled $275,998 and $40,915 for the bank line at Will Rogers Bank.


Liquidity and Capital Resources

Working capital decreased $1,788,773 during 1998 primarily due to the net loss of $1,849,400 incurred during the year. Cash, including certificates of deposit, decreased $1,601,163 during 1998, while investment in securities from a related party increased by $1,000,000. Accounts receivable decreased by $335,976 due to the collection of the final payment in early January 1998 for an aircraft delivered in late 1997. Notes receivable decreased $155,439 during 1998 as one of the two remaining aircraft notes were paid in full. The company holds only one note receivable for aircraft financed, which is due in February 2005. Notes receivable from related parties increased slightly during 1998 to $1,507,843 plus accrued interest of $143,588. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of Commander International.

Raw materials and work in process inventories remained virtually unchanged at the end of 1998 at $3,714,714 compared to $3,721,240 at December 31, 1997. Three new demonstration aircraft were on hand at the end of 1998 totaling $987,325 compared to four new aircraft on hand at a cost of $1,132,713 at the end of 1997. Six pre-owned aircraft were on hand as of December 31, 1998 carried at a cost of $1,081,359 compared to four used aircraft on hand December 31, 1997 at $756,176.

Accounts payable were $352,364 higher at the end of 1998 due primarily to a pre-owned aircraft purchased on terms allowing a final payment in February 1999. Other trade payables increased slightly in 1998 from 1997. Accrued expenses for payroll taxes, 401(k) costs, and other expenses increased approximately $30,000 at the end of 1998. Deposits increased as of December 31, 1998 to $252,498 from $75,180 the previous year end due primarily to a large deposit received to rebuild a customer's aircraft damaged in Mexico. The company had no long-term debt as of December 31, 1998 and 1997.

Capital expenditures totaled $167,936 in 1998. The company invested approximately $70,000 in leasehold improvements, primarily to provide offices for Strategic Jet Services, at the corporate headquarters. Approximately $45,000 was spent for new computer equipment to insure compliance with the year 2000 change, and $20,000 was invested in a new telephone system. The balance of the expenditures for capital assets was used for new tooling and manufacturing equipment

The company maintains a line of credit with a local bank in the amount of $600,000. At December 31, 1998 borrowings under this line totaled $600,000. The revolving notes bear interest at 9.25% and are secured by aircraft. The notes mature May 1, 1999, and have been classified as short-term debt at December 31, 1998. Management expects the line of credit to be extended for at least one year.

The company has financed its cash needs since inception with debt, private investor capital, proceeds from an initial public offering and from subsequent stock issuances. The company plans to secure a line of credit to be used for the expansion of its Aviation Services Division in 1999 and to provide funds if cash requirements exceed income. Management does not believe additional outside funding will be required in 1999. A more detailed discussion of the company's plans to maintain liquidity for 1999, are included in Note M - Management Plans, of the Notes to Financial Statements for 1998.

Management Plans

Since commencement of production in 1992, annual revenues have increased significantly and annual losses have substantially declined, concurrent with ongoing investment. The company has had losses and net cash outflows since its inception, and its independent public accountants have indicated that there is doubt about its ability to continue as a going concern. In 1997, management implemented plans to improve the company's operational performance and liquidity and capital resources. The principal elements of these plans are (i) to expand its Aviation Services Division, which purchases, refurbishes, and sells pre-owned aircraft; (ii) offer additional options on its new aircraft; (iii) reduce inventory costs through just-in-time production scheduling; and (iv) reduce marketing expenses through more focused advertising and implementation of a more efficient marketing organization.

During 1998 these plans were further refined and implemented. Revenues from aircraft deliveries rose 37% from 1997. Most of this increase was due to the expansion of the

Aviation Services Division's efforts to buy, refurbish and sell more pre-owned aircraft. Strategic Jet Services was created to add the potential for increased profits in the jet brokerage business. Management continues to minimize inventory costs through just-in-time scheduling as planned. Efforts to reduce marketing expenses have been successful while increasing the number of potential customer contacts. The programs to optimize marketing costs continue to be refined in 1999. The company has reorganized its service center, paint and upholstery facilities into a completion center to effectively meet the growth in refurbishment and pre-owned aircraft sales. The creation of Strategic Jet Services gives the company an opportunity to expand into the more lucrative used jet aircraft sales and brokerage business.


Year 2000 Compliance

The Y2K problem, or millennium bug, refers to the possibility that computers may not perform properly on or after January 1, 2000, because their programming may recognize dates ending with 00 as the year 1900, rather than the year 2000. The problem is worldwide in scope and affects computers both large and small, including virtually any machine or electronic equipment that uses computer chips.

Aviation General, Incorporated, like most organizations from industry to government, has taken the Y2K challenge seriously. During 1998, the company invested considerable effort, as well as $45,000 to upgrade its computer hardware and software to be year 2000 compliant. The Information Systems Manager led the review and upgrade of internal software applications affecting virtually all areas of the company including invoicing, receivables, payroll, purchasing, inventory control, engineering, manufacturing, accounts payable, sales and marketing and general ledger. The company's fixed asset and depreciation system will be replaced by mid-1999 with a year 2000 compliant system, which is the last internal module requiring updating. One additional file server will be purchased in 1999 to insure complete system reliability and to speed processing time. The estimated costs of additional equipment and software, including installation, are not expected to exceed $10,000. The company is confident that its internal systems are year 2000 compliant.

The company's ability to produce and service aircraft is dependent upon timely receipt of parts and equipment. Accordingly, the company has requested its major suppliers to provide information regarding their efforts to address year 2000 compliance issues. Most suppliers responded that they have evaluated and addressed the impact of Y2K on their operations, and are either compliant or nearing compliance. If a major supplier is not successful in resolving Y2K problems and is unable to provide critical parts to the company, delays in delivery of aircraft, parts and services could occur. Even though the company maintains certain critical parts in inventory and expects to locate alternative suppliers, it is possible that it may not be able to do so, or may be able to do so only at increased expense.

Over the past year, the company has invested a substantial amount of time and money to insure that it will be ready and able to continue its operations uninterrupted after December 31, 1999. The effort included upgrades of all internal information, production and communication systems, as well as inquiries
into   supplier's   readiness   plans.   In  May

1999, the Federal Aviation Administration (FAA) will conduct a review of the company's Y2K plan during a quality assurance audit. Although the company does not believe that the key systems in its aircraft, its internal systems, or critical materials or services supplied by outside sources will be affected, the complexity of the year 2000 challenge and the interdependence between companies, government agencies, utilities, financial institutions and other entities, it is impossible to guarantee that the company's year 2000 readiness program will be completely successful.

The Information Systems Manager, along with senior management, is evaluating contingency plans should the Y2K problem result in unexpected delays or shortages resulting from external sources. This contingency plan, expected to be complete by July 31, 1999, will address all known potential problems that could result from financial and banking failures, utility and communication shutdowns, parts and equipment shortages, government operations problems and other possible scenarios.

Market Risk

The company's market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. The notes receivable held by the company include a quarterly adjustment clause, which permits the company to increase or decrease, the amount of interest charged based on bank prime rates. Virtually all transactions with international customers are made in U.S. dollars, thereby minimizing the risk associated with foreign currency exchange rates. The company has no significant risk associated with commodity prices. The company has no other financial instruments that are subject to material market risk.


Inflation

Management believes that the overall effects of inflation on the company's costs of materials and supplies has been minimal. For each of the past five years, cost of sales was virtually the same as it would have been on a current cost basis. The company uses a moving average cost for inventory valuation and cost changes are not readily recognized in the short-term.

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Data:

                                                                            Page
            Report of Independent Public Accountant                          15

            Financial Statements:

                     Balance Sheets December 31, 1998 and 1997               16

                     Statements of Operations for the years ended            17
                        December 31, 1998, 1997 and 1996

                     Statement of  Stockholder's Equity for the              19
                        years ended December 31, 1998, 1997 and 1996

                     Statements of Cash Flows for the years ended            20
                        December 31, 1998, 1997 and 1996

                     Notes to Financial Statements                           21


            Supplementary Financial Data:

                     Selected Quarterly Financial Data for the years ended
                          December 31, 1998 and 1997 (unaudited)             34

            Report of Independent Certified Public Accountants


Stockholders
Aviation General, Inc.

We have audited the accompanying consolidated balance sheets of Aviation General, Inc. (a Delaware corporation) and Subsidiaries (Note A), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation General, Inc. and Subsidiaries, as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                         GRANT THORNTON LLP


Oklahoma City, Oklahoma
February 5, 1999

                     Aviation General, Inc. and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,
                                    ASSETS                                                   1998               1997
                                                                                      ------------------ ------------------
CURRENT ASSETS
    Cash and cash equivalents                                                         $      645,706      $   1,022,024
    Certificates of deposit                                                                      -            1,224,845
    Investment in debt securities - related party                                          1,000,000                -
    Accounts receivable                                                                        6,941            342,917
    Notes receivable from related party                                                    1,507,843          1,496,971
    Current portion of notes receivable                                                       21,286             55,269
    Inventories                                                                            5,783,398          5,610,129
    Prepaid expenses and other assets                                                        259,860            203,815
                                                                                       -------------      -------------

                  Total current assets                                                     9,225,034          9,955,970

PROPERTY AND EQUIPMENT - AT COST
    Office equipment and furniture                                                           347,565            296,729
    Vehicles and aircraft                                                                     84,021             84,021
    Manufacturing equipment                                                                  358,332            354,837
    Tooling                                                                                  525,536            518,648
    Leasehold improvements                                                                   309,144            237,161
                                                                                       -------------      -------------
                                                                                           1,624,598          1,491,396
       Less accumulated depreciation                                                         850,313            777,940
                                                                                       -------------      -------------
                                                                                             774,285            713,456

OTHER ASSETS
    Notes receivable, less current maturities                                                148,649            270,105
                                                                                       -------------      -------------

                                                                                        $ 10,147,968       $ 10,939,531
                                                                                         ===========        ===========




           LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998               1997
                                                                                      ------------------ ------------------
CURRENT LIABILITIES
    Accounts payable                                                                  $      622,618     $      270,254
    Accrued expenses                                                                         343,100            312,945
    Refundable deposits                                                                      252,498             75,180
    Notes payable                                                                            600,000            102,000
                                                                                         -----------        -----------
                  Total current liabilities                                                1,818,216            760,379

COMMITMENTS AND CONTINGENCIES                                                                    -                  -

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value; authorized, 5,000,000 shares; none issued                  -                  -
    Common stock - $.50 par value; authorized, 20,000,000 shares; issued and
    outstanding, 7,280,548 shares in 1998 and 1997                                         3,640,274          3,640,274
    Additional paid-in capital                                                            37,178,230         37,178,230
    Accumulated deficit                                                                  (32,488,752)       (30,639,352)
                                                                                         -----------        -----------
                                                                                           8,329,752         10,179,152







                                                                                        $ 10,147,968       $ 10,939,531
                                                                                         ===========        ===========








      The  accompanying  notes are an integral part of these statements.

                     Aviation General, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year ended December 31,
                                                                            1998              1997               1996
                                                                      ----------------  ----------------   ----------------
NET SALES
    Aircraft                                                          $  9,375,478        $ 6,860,413       $ 6,893,896
    Service                                                              1,336,349          1,201,956         1,064,242
                                                                       -----------         ----------        ----------
                                                                        10,711,827          8,062,369         7,958,138

COST OF SALES
    Aircraft                                                             8,751,936          6,750,525         6,814,750
    Service                                                              1,094,075          1,025,367           921,089
                                                                       -----------         ----------       -----------
                                                                         9,846,011          7,775,892         7,735,839
                                                                       -----------         ----------        ----------

                  Gross margin                                             865,816            286,477           222,299

OTHER OPERATING EXPENSES
    Product development and engineering costs                              308,772            316,158           363,215
    Selling, general, and administrative expenses                        2,792,826          2,333,673         3,344,813
                                                                       -----------         ----------        ----------
                                                                         3,101,598          2,649,831         3,708,028
                                                                       -----------         ----------        ----------

                  Operating loss                                        (2,235,782)        (2,363,354)       (3,485,729)

OTHER INCOME (EXPENSES)
    Interest income                                                        324,043            292,949           377,517
    Other income                                                            83,346             73,848            41,223
    Interest expense                                                       (12,619)          (131,768)         (316,913)
    Other expense                                                           (8,388)           (12,312)          (24,298)
                                                                      ------------        -----------      ------------
                                                                           386,382            222,717            77,529
                                                                      ------------        -----------      ------------

                  NET LOSS                                            $ (1,849,400)       $(2,140,637)      $(3,408,200)
                                                                       ===========         ==========        ==========

BASIC AND DILUTED LOSS PER SHARE
    Weighted average common shares outstanding                           7,280,548          6,980,494         6,720,548
                                                                       ===========         ==========        ==========

    Loss per share                                                    $       (.25)        $     (.31)       $     (.51)
                                                                      =============        ==========        ==========



         The accompanying notes are an integral part of these statements.

                     Aviation General, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended December 31, 1998, 1997, and 1996


                                                                             Additional                        Total
                                                        Common stock            paid-in    Accumulated     stockholders'
                                                     Shares     Amount          capital      deficit           equity
Balance at January 1, 1996                         6,720,548   $3,360,274   $31,770,862    $(25,090,515)    $10,040,621

Net loss                                                 -             -            -        (3,408,200)    (3,408,200)
                                                   ---------    ---------    ----------     -----------     -----------

Balance at December 31, 1996                       6,720,548    3,360,274    31,770,862     (28,498,715)      6,632,421

Exchange of notes payable for common stock           200,000      100,000     1,987,368             -         2,087,368

Sale of common stock                                 360,000      180,000     3,420,000             -         3,600,000

Net loss                                                 -              -           -         (2,140,637)    (2,140,637)
                                                   ---------    ---------    ----------     -----------     -----------

Balance at December 31, 1997                       7,280,548    3,640,274    37,178,230     (30,639,352)     10,179,152

Net loss                                                 -              -            -        (1,849,400)    (1,849,400)
                                                   ---------    ---------    ----------     -----------     -----------

Balance at December 31, 1998                       7,280,548   $3,640,274   $37,178,230    $(32,488,752)   $  8,329,752
                                                   =========    =========    ==========     ===========     ===========




       The accompanying notes are an integral part of these statements.

                     Aviation General, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                 1998           1997            1996
                                                                              -----------   ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Net loss                                                                   $(1,849,400)   $(2,140,637)   $(3,408,200)
   Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                            106,130        101,853        165,523
         Sale of aircraft and parts on notes receivable                           (17,044)       (73,352)       (97,820)
         Receipts on aircraft notes receivable                                    161,611        952,147      2,485,324
         (Gain) loss on retirement of property and equipment                          (91)        (8,425)         3,542
         Changes in assets and liabilities
            (Increase) decrease in
              Accounts receivable                                                 335,976       (319,479)       243,794
              Inventories                                                        (173,269)     1,697,969        851,524
              Prepaid expenses and other assets                                   (56,045)      (199,893)        97,391
            Increase (decrease) in
              Accounts payable                                                    352,364       (237,390)      (850,016)
              Accrued expenses                                                     30,155       (264,271)      (174,458)
              Refundable deposits                                                 177,318         65,200        (17,820)
                                                                              -----------   ------------   ------------

              Net cash used in operating activities                              (932,295)      (426,278)      (701,216)

Cash flows from investing activities
   Change in short-term investments                                             1,224,845     (1,106,453)       (94,541)
   Capital expenditures                                                          (167,936)       (23,356)       (43,572)
   Proceeds on sales of property and equipment                                      1,068         42,700          8,000
   Purchase of debt securities                                                 (1,000,000)             -               -
                                                                              -----------   ------------   ------------

              Net cash provided by (used in) investing activities                  57,977     (1,087,109)      (130,113)

Cash flows from financing activities
   Proceeds from borrowings                                                       873,000        645,000      1,645,600
   Payments on borrowings                                                        (375,000)    (1,788,500)      (850,100)
   Proceeds from sale of stock                                                        -        3,600,000             -
                                                                              -----------   ------------   ------------

              Net cash provided by financing activities                           498,000      2,456,500        795,500
                                                                              -----------     ----------    -----------

              NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                               (376,318)       943,113        (35,829)

Cash and cash equivalents at beginning of year                                  1,022,024         78,911        114,740
                                                                               ----------   ------------    -----------

Cash and cash equivalents at end of year                                     $    645,706    $ 1,022,024  $      78,911
                                                                              ===========     ==========   ============
Cash paid during the year for:

   Interest                                                                $        8,368   $    104,666   $    277,690
   Income taxes                                                                       -              -              -

Noncash investing and financing activities:

1997
   Transfer of aircraft with a net book value of $178,778 from property and equipment to inventory and exchange of $484,765 in notes receivable and $65,235 in accrued interest receivable from related party for used aircraft inventory. Exchange of $2,000,000 in notes payable and $87,368 in accrued interest for 200,000 shares of common stock.

                      Aviation General, Inc. and Subsidiaries
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997

NOTE A - ORGANIZATION AND OPERATIONS

    Aviation General, Inc. ("AGI") was incorporated August 4, 1998 under the laws of the State of Delaware, and is the successor to the operations of Commander Aircraft Company ("CAC"). AGI is a holding company which, through its wholly-owned subsidiaries, CAC and Strategic Jet Services, Inc. ("SJS") (collectively referred to as the "Company"), manufactures, markets, and provides support services for single engine, high performance Commander aircraft and to a lesser extent provides sales and service of other used aircraft. On August 5, 1998, CAC (incorporated under the laws of the Commonwealth of Virginia on June 22, 1988) was merged with AGI. Each share of CAC common stock was converted into one share of AGI common stock. All outstanding stock options of CAC were converted into AGI stock options on a one to one basis and all terms of the options remained unchanged. On August 6, 1998, SJS was incorporated under the laws of the State of Delaware. SJS provides consulting, sales, brokerage, and refurbishment services for jet aircraft. The reorganization and merger had no effect on previously reported stockholders' equity or loss per share amounts.

    The Board of Directors of AGI is authorized to issue preferred stock in one or more series. The Board of Directors is further authorized to fix the number of shares constituting such series and to fix the relative rights and preferences of the shares of the series.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1.     Principles of Consolidation

    The Company consolidates the accounts of its subsidiaries, CAC and SJS. All intercompany balances and transactions are eliminated in consolidation.

    2.     Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. As of December 31, 1998 and 1997, the Company has approximately $600,000 and $2,116,000, respectively, on deposit at one financial institution.

    3.     Investment in Debt Securities

    Debt securities that the Company has both the positive intent and ability to hold until maturity are classified as held-to-maturity, and are carried at amortized cost.

                  Aviation General, Inc. and Subsidiaries

                          December 31, 1998 and 1997


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    4.     Revenue Recognition

    Sales of aircraft are recognized upon execution and funding of the purchase agreement by the buyer which occurs after the Company receives the airworthiness certificate from the Federal Aviation Administration ("FAA") and for financed aircraft sales when it has been determined that the buyer's initial and continuing investments in the aircraft are adequate to demonstrate a commitment to pay. Sales of used aircraft are recognized upon execution and funding of the purchase agreement. Service revenue is recognized when the services are performed and billable.

    5.     Inventories

    Inventories consist primarily of finished goods and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than used aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Used aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components at December 31 were as follows:

                                                1998                   1997
                                           ---------------     -----------------

       Raw materials                          $3,112,257            $2,901,798
       Work in process                           602,457               819,442
       Demonstration aircraft                    987,325             1,132,713
       Used aircraft                           1,081,359               756,176
                                               ---------            ----------

                                              $5,783,398            $5,610,129
                                               =========             =========

    6.     Property and Equipment

    Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over estimated useful lives ranging from three to fifteen years.

                  Aviation General, Inc. and Subsidiaries

                          December 31, 1998 and 1997

NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED


7.       Income Taxes

    Deferred income taxes are provided on carryforwards and on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets and liabilities are determined by applying the presently enacted tax rates and laws.

    The Company provides for a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    AGI  files  a   consolidated   income  tax  return  with  its   wholly-owned
    subsidiaries.

    8.     Refundable Deposits

    Refundable deposits consist of payments made by customers prior to having repairs performed on their aircraft and deposits on aircraft sold. These deposits are recognized as revenue in the period the services are completed or the aircraft sale is recognized.

    9.     Prepaid Advertising and Advertising Costs

    The Company expenses the cost of advertising as incurred, except for prepaid advertising. Prepaid advertising consists of costs for future magazine advertisement. These costs are expensed when the advertisements are published. Advertising expense for the years ended December 31, 1998, 1997, and 1996 was approximately $590,000, $390,000, and $1,058,000, respectively.

    10.    Loss Per Common Share

    Loss per common share is calculated based on the weighted average number of shares outstanding during the year pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which was adopted during the year ended December 31, 1997. Because the conversion prices for warrants and options are greater than the average market price for the periods presented, the assumed conversion of such securities are antidilutive (see Note F). All loss per share amounts have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

               Aviation General, Inc. and Subsidiaries

                         December 31, 1998 and 1997


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    11.    Use of Estimates

    In preparing the Company's consolidated financial statements, management makes estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

NOTE C - NOTES RECEIVABLE

    From time to time, the Company finances the sale of new aircraft with notes receivable from customers which are collateralized by the aircraft. The notes range in length up to ten years with the average being approximately six years and bear interest at rates up to New York Prime plus 1.5%.

    A summary of such notes receivable as of December 31 is as follows:

                                                    1998            1997
                                                ------------    -----------

       Amounts due within one year               $  21,286       $  55,269
       Amounts due after one year                  148,649         270,105
                                                   -------         -------

                  Total notes receivable          $169,935        $325,374
                                                   =======         =======

NOTE D - NOTES PAYABLE

    Notes payable consist of outstanding draws under revolving credit facilities of $600,000. The revolving credit facilities may be drawn down through May 1, 1999, and are secured by aircraft. Interest is payable monthly at 9.25%.

NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1998 and 1997 as required by SFAS No. 107, Disclosure About Fair Value of Financial
    Instruments. Such information, which pertains to the Company's financial instruments, is based upon the requirements of SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company:

       Cash and Cash Equivalents and Certificates of Deposit. The balance sheet carrying amounts of cash and cash equivalents and certificates of deposit approximate fair values of such assets.

                Aviation General, Inc. and Subsidiaries

                           December 31, 1998 and 1997


NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

       Investment in Debt Securities - Related Party (see Note I). The fair values of investments in debt securities are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

       Notes Receivable From Related Party (see Note I). At December 31, 1998, the carrying amount approximates fair value because of the fluctuating interest rate associated with the line of credit and management's intention to collect the outstanding balance by June 30, 1999. At
       December 31, 1997, because of the related party nature of these receivables, and the uncertainty of the timing of ultimate collection, it was not practicable to estimate the fair value.

       Notes Payable. The fair value of notes payable is the discounted amount of future cash flows using the Company's incremental rate of borrowing for similar liabilities.

    All of the Company's financial instruments are for purposes other than trading.

                                                                           1998                     1997
                                                             Carrying           Fair        Carrying           Fair
                                                              amount           value         amount            value
       Cash and cash equivalents                            $   645,706   $   645,706      $1,022,024      $1,022,024
       Certificates of deposit                                      -             -         1,224,845       1,224,845
       Notes receivable                                         169,935       169,935         325,374         324,064
       Investment in debt securities - related party          1,000,000     1,007,137             -               -
       Notes receivable from related party                    1,507,843     1,507,843       1,496,971             -
       Notes payable                                           (600,000)     (601,474)       (102,000)       (102,000)

                    Aviation General, Inc. and Subsidiaries

                           December 31, 1998 and 1997


NOTE F - STOCK OPTION PLANS

    In December 1993, the Company approved a stock option plan for issuance of up to 300,000 shares of stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance under this plan was changed to 500,000 during 1995, 800,000 during 1996, and 1,300,000 during 1998. The stock option plan also provides for automatic grants of options to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 1998, approximately 312,000 shares remain to be granted under the plan. The stock warrants and options generally vest ratably over a three-year period.

    The Company uses the intrinsic value method to account for its warrants and stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the warrants and options issued. Had compensation cost been determined based on the fair value of the warrants and options at the grant dates, the Company's net loss and loss per share would have been increased to the pro forma amounts for the years ended as indicated below.


                                          1998               1997              1996
                                    ----------------   ----------------  ---------------
       Net loss
           As reported                 $(1,849,400)      $(2,140,637)      $(3,408,200)
           Pro forma                   $(2,069,761)      $(2,362,514)      $(3,569,838)

       Loss per share
           As reported                 $      (.25)      $      (.31)      $      (.51)
           Pro forma                   $      (.28)      $      (.34)      $      (.53)


    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: no expected dividends; expected volatility of 66%, 64%, and 60%; risk-free interest rate of 5.5%, 5.9%, and 6.2%; and expected lives of five years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    Aviation General, Inc. and Subsidiaries

                          December 31, 1998 and 1997


NOTE F - STOCK OPTION PLANS - CONTINUED


    A summary of the status of the Company's warrants and stock option plan as of December 31, 1998, 1997, and 1996 and changes during the years ending on those dates is presented below.

                                                           1998                  1997                1996
                                                              Weighted                Weighted                Weighted
                                                              average                 average                 average
                                                              exercise                exercise                exercise
                                                   Shares       price      Shares       price     Shares        price
       Outstanding at beginning of year            691,349    $3.65        510,500    $4.21       463,833     $4.40
       Granted                                     672,400    $2.67        206,850    $2.28       190,000     $3.78
       Exercised                                       -       -               -       -              -        -
       Forfeited                                  (382,869)   $3.68        (26,001)   $4.73      (143,333)    $4.09
                                                  --------                --------               --------

       Outstanding at end of year                  980,880    $2.97        691,349    $3.65       510,500     $4.21
                                                  ========                 =======               ========

       Options exercisable at year end             234,360    $3.89        304,327    $4.37       165,504     $4.56
       Weighted average fair value of options
           granted during the year                            $1.33                   $1.33                   $1.91


    The following table summarizes information about fixed-price warrants and stock options outstanding at December 31, 1998:

                                                                Options outstanding             Options exercisable
                                                                   Weighted-
                                                                    average    Weighted-                    Weighted-
                                                      Number      remaining      average         Number       average
                                                   outstanding   contractual     exercise      exercisable    exercise
                                                   at 12/31/98         life        price       at 12/31/98    price
       Range of exercise prices
           $1.94 to $2.75                            774,880      3.95 years      $2.59           61,693       $2.28
           $2.76 to $4.00                             43,000      1.96 years      $3.30           28,666       $3.30
           $4.01 to $5.25                            163,000      1.04 years      $4.67          144,001       $4.70
                                                     -------                                     -------

           $1.94 to $5.25                            980,880                                     234,360
                                                     =======                                     =======


                   Aviation General, Inc. and Subsidiaries

                              December 31, 1998 and 1997


NOTE G - LEASES

    The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 2003. Rental expense under these leases was approximately $264,000, $256,000, and $243,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The future annual minimum lease payments under these leases at December 31, 1998 are as follows:

    Year ending December 31
                     1999                                         $   263,232
                     2000                                             252,774
                     2001                                             260,357
                     2002                                             268,168
                     2003                                             229,033
                                                                   ----------

    Total future minimum lease payments                            $1,273,564

NOTE H - SALES CONCENTRATIONS

    The geographic sales of the Company's new aircraft are as follows:

                                                    1998                      1997                    1996
                                          Number        Amount       Number        Amount      Number         Amount
    United States                             10       $4,182,703       12        $4,583,063        9        $3,349,046
    Europe                                     2          828,750        -               -          3           991,683
    South America                              1          511,700        -               -          -               -
    Middle East                                -              -          -               -          3           901,000

    The Company's 1998 used aircraft sold in the United States and Europe were 21 and 2, respectively, totaling $3,205,325 and $647,000, respectively.

    During 1997, used aircraft sold in the United States and Europe were 13 and 2, respectively, totaling $1,876,350 and $401,000, respectively. During 1996, all used aircraft were sold in the United States for a total of $1,652,167.

    During 1996, 12% and 11% of the Company's revenues represented sales to two international customers.

                  Aviation General, Inc. and Subsidiaries

                             December 31, 1998 and 1997


NOTE I - RELATED PARTY TRANSACTIONS

    The Company extends financing for aircraft and spare parts sold either directly to a director of the corporate general partner of the Company's majority stockholder or to an Authorized Sales and Service Representative owned by the director under a line of credit of $5,000,000. All outstanding advances under this line of credit and accrued interest thereon are due on June 30, 1999. It is management's intention not to extend the due date at maturity, therefore, the entire outstanding balance under the line of credit is reflected as a current asset at December 31, 1998. The line of credit bears interest at 1% over the Morgan Guaranty of New York prime rate (8.75% at December 31, 1998), payable quarterly, in arrears. Following is a summary of transactions under this line of credit for 1998, 1997, and 1996:

                                                           1998           1997           1996
                                                      -------------- -------------- --------------
       Balance at beginning of year                     $1,497,000     $2,648,000    $ 4,223,000

       Sale of spare parts                                  11,000         57,000         88,000
       Purchase of aircraft for inventory                      -         (485,000)           -
       Cash payments received                                  -         (723,000)    (1,663,000)
                                                       -----------     ----------     ----------

       Balance at end of year                           $1,508,000     $1,497,000    $ 2,648,000
                                                         =========      =========     ==========

    Accrued interest receivable under this line of credit agreement totaled $143,588 and $22,205 as of December 31, 1998 and 1997, respectively. Interest income under this line of credit was approximately $142,000, $207,000, and $309,000 for 1998, 1997, and 1996, respectively.

    During 1998, the Company purchased debt securities with detachable stock purchase warrants for $1,000,000 from an entity under common control. The debt securities bear interest at 10%, payable semi annually, with principal and accrued interest thereon due on December 31, 1999 and are collateralized by the entity's receivables. The debt securities are convertible into common stock of the affiliate at the rate of one share of common stock for each $8.50 of debt converted. The Company also received 100,000 stock purchase warrants at an exercise price of $2.50 a share expiring three years from the date of issuance. Management believes that the warrants had no economic value when granted, and accordingly, no amount has been assigned to such warrants in the financial statements. Accrued interest receivable relating to these securities totaled $44,384 as of December 31, 1998. Interest income from these securities was approximately $54,000 for 1998. During 1998, the Company also purchased one used aircraft from this entity for $240,000.

    In January 1997, the Board of Directors of the Company voted to accept the stockholders' offer to exchange $2,000,000 of outstanding notes payable for common stock at approximately $10 per share. The repayment of accrued interest of approximately $87,000 was waived. Effective February 1, 1997, the stockholder and its affiliate exchanged $1,450,000 and $550,000, respectively, of notes payable for a total of 200,000 shares of common stock at $10 per share.

              Aviation General, Inc. and Subsidiaries

                      December 31, 1998 and 1997


NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

    The Chairman of the Board of Directors of the Company is also a stockholder, director, and the Managing Director of the corporate general partner of the Company's majority stockholder.

NOTE J - INCOME TAXES

    No  current  tax  provisions  have  been  recognized  in  the   accompanying
statements of operations given the operating losses incurred.

    Components of the net deferred tax assets at December 31 are as follows:

                                                                                              1998              1997
                                                                                       ------------------ ----------------
    deferred tax assets (liabilities)
       Inventories                                                                     $      280,000    $      212,000
       Depreciation and amortization                                                         (167,000)         (181,000)
       Accrued liabilities                                                                    149,000            78,000
       Net operating loss carryforwards                                                    11,066,000        10,481,000
                                                                                          -----------       -----------
                                                                                           11,328,000        10,590,000
    Valuation allowance                                                                   (11,328,000)      (10,590,000)
                                                                                          -----------       -----------
           Total deferred tax assets                                                   $           -     $           -
                                                                                       =============     ==============

    The Company's net operating loss carryforwards will expire as follows:

    December 31
                     2004                                    $       220,657
                     2005                                          3,196,640
                     2006                                             17,434
                     2007                                          6,466,819
                     2008                                          3,982,473
                     2009                                          4,523,401
                     2010                                          2,279,486
                     2011                                          3,445,366
                     2012                                          1,869,674
                     2013                                          1,662,921
                                                                 -----------

    Total net operating loss carryforwards                     $  27,664,871
                                                                  ==========

                  Aviation General, Inc. and Subsidiaries

                         December 31, 1998 and 1997


NOTE K - COMMITMENTS AND CONTINGENCIES

    The Company is subject to regulation by the FAA. The Company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The Company has a Production Certificate from the FAA which delegates to the Company the inspection of each aircraft. The sale of the Company's product internationally is subject to regulation by comparable agencies in foreign countries.

    The Company faces the inherent business risk of exposure to product liability claims. In 1988, the Company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an eighteen-year statute of repose for general aviation aircraft manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than eighteen years old. This action effectively eliminated all potential liability for the Company with respect to aircraft produced in the 1970s as of December 31, 1998. The Company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the Company is not insured for product liability claims.

    The Company is routinely involved in various legal matters arising in the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or operations of the Company.

NOTE L - EMPLOYEE BENEFIT PLANS

    The Company has a profit sharing 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their compensation. The Company contributes an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation. However, additional contributions may be made at the Company's discretion. Expense under the plan was approximately $53,000, $44,000, and $45,000 for 1998, 1997, and 1996, respectively.

    The Company has a contributory health care benefit plan covering substantially all employees and eligible dependents. The plan provides for covered major medical expense benefits subject to certain deductibles, coinsurance provisions, and lifetime maximums. Employee and Company contributions are determined by the Company from time to time based on the amounts of claims and other expenses incurred. The plan has certain stop-loss coverage under an insurance policy that provides for payments of covered benefits in excess of $25,000 per year per covered person. The policy also provides an aggregate monthly stop-loss for the plan based on number of covered persons. Expense under the plan was approximately $160,000, $142,000, and $125,000 for 1998, 1997, and 1996, respectively.

                   Aviation General, Inc. and Subsidiaries

                            December 31, 1998 and 1997


NOTE M - MANAGEMENT PLANS

    Since commencement of production in 1992, annual revenues have increased significantly and annual losses have substantially declined, concurrent with ongoing investment in the Company's future. Cash needs have been financed with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. The Company continues to broaden its general aviation capabilities by increasing its business in the pre-owned piston and jet markets. These markets are much larger than the market for new high performance, single engine aircraft. Furthermore, this diversifies the Company's business and revenue base and is synergistic with the manufacturing, marketing, and support services of our high performance, single engine Commander aircraft.

    Management believes the reduction in net loss is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1998, the Company continued to expand the Aviation Services Division ("ASD"), which sells pre-owned aircraft and markets refurbishment services. Also in 1998, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft at a reasonable profit. Revenue from sales of pre-owned aircraft increased by 69% in 1998 and revenues from refurbishment and service increased over 11%. Management expects growth to continue in 1999 for both refurbishment services and pre-owned aircraft sales. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior, and equipment.

    In October 1998, the Company announced the formation of SJS, a wholly-owned subsidiary established to provide brokerage, sale, consulting, and refurbishment work for jet aircraft. Income from this line of business is expected to begin improving the Company's profitability in 1999.

    The Company introduced a new de-icing option and received certification from the FAA in 1998, allowing equipped aircraft to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this optional equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition.

    In addition to the above actions by the Company to increase revenue, management has made efforts to reduce costs and cash requirements by optimizing its production schedule using just-in-time scheduling, thereby systematically decreasing inventories and payables since production commenced in 1992. Management has reduced the costs incurred to advertise new aircraft by focusing its marketing efforts at a specific customer profile.

    The Company continues to advertise in industry and trade publications at a significantly reduced level, while directly contacting potential customers whose demographic characteristics closely match the typical customer, especially in the areas of income, pilot experience, and types of businesses with demonstrated regional travel requirements. Further reducing selling expenses, the Company completed a reorganization of its service center, paint, and interior shops into a completion center to focus on the growing after-market refurbishment business.

                  Aviation General, Inc. and Subsidiaries

                          December 31, 1998 and 1997


NOTE M - MANAGEMENT PLANS - CONTINUED

    The Company has expanded its operations to include the ASD and SJS, improved its products, dramatically decreased sales and marketing expenses, and reduced debt and interest expense. Management believes that is has made significant progress in 1998 and it is reasonable to expect the Company to improve revenues, reduce costs, improve operating results, and stabilize cash flow in 1999. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

                      AVIATION GENERAL, INCORPORATED
                     SELECTED QUARTERLY FINANCIAL DATA
                               (unaudited)


                                                                    Three Months Ended
                                      --------------------------------------------------------------------------------
                                          MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                             1998                1998                1998                 1998
                                      -------------------  ------------------  ------------------  -------------------
Net Sales                                 $2,923,229          $2,633,898          $3,675,194           $1,479,506

Net loss                                  ($241,496)          ($435,352)           ($95,189)          ($1,077,363)

Loss per share                             ($0.03)              ($0.06)             ($0.01)             ($0.15)

Weighted average shares outstanding       7,280,548            7,280,548           7,280,548           7,280,548




                                          MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                             1997                1997                1997                 1997
                                      -------------------  ------------------  ------------------  -------------------
Net Sales                                 $1,074,409          $1,984,776          $2,970,196           $2,032,988

Net loss                                  ($789,952)          ($559,867)          ($393,107)           ($397,711)

Loss per share                             ($0.12)              ($0.08)             ($0.06)             ($0.06)

Weighted average shares outstanding        6,851,659           6,920,548           6,920,548            7,221,852


Quarterly  and  year  to  date   computation  of  per  share  amounts  are  made
   independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no Form 8-K filings in fiscal year ended December 31, 1998 and there were no changes in or disagreements with accountants on accounting and financial disclosure in 1998.

                             PART III

Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 1999 Annual Meeting of Shareholders, and the information included therein is incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant


Information regarding directors of the Registrant required by this item is incorporated herein by reference form the company's 1999 Proxy Statement under the caption "Election of Directors - Nominees".

The information regarding executive officers of the company required by this item appearing in the company's 1999 Proxy Statement under the caption "Election of Directors - Other Officers" is hereby incorporated by reference.

Item 11.  Executive Compensation

The information required by this item appearing in the company's 1999 Proxy Statement under the captions "Election of Directors Director Compensation" and "Executive Compensation" is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item appearing in the company's 1999 Proxy Statement under the caption "Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Note E - Disclosures About Fair Value of Financial Instruments and Note I - Related Party Transactions, of the Notes to Financial Statements for 1998 are hereby incorporated by reference.







                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K:

                                                                            Page
(a) (1) The following financial statements are included in Part II Item 8:

           Report of Independent Public Accountant                          15

           Financial Statements:
              Balance Sheets December 31, 1998 and 1997                     16

              Statements of Operations for the years ended December 31,
                  1998, 1997 and 1996                                       18

              Statement of Stockholders' Equity for the years ended
                  1998, 1997 and 1996                                       19

              Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                          20

              Notes to Financial Statements                                 21


         (2) The following financial schedule for the years 1998, 1997 and 1996 is submitted herewith:

               Selected Quarterly Financial Data for the years ended
                December 31, 1998 and 1997 (unaudited)                      34

                 All other schedules are omitted because they are not applicable or the required information has been presented in the financial statements or notes thereto.

         (3)      Exhibits included are hereby  incorporated by reference to the
                  Exhibit Index, page 37 of this report.

                             INDEX OF EXHIBITS

Exhibit No                                   Description

3.1  Certificate  of  Incorporation  of  Aviation  General,  Incorporated.  This
     exhibit is incorporated by reference to Exhibit 3.1 of the Registrant's Form S-4 filed June 12, 1998 (Reg. No. 333-56731).

3.2 Bylaws of Aviation General, Incorporated. This exhibit is incorporated by reference to Exhibit 3.2 of the Registrant's Form S-4 filed June 12, 1998 (Reg. No. 333-56731).

4.1(a) Certificate of  Incorporation,  describing the Common Stock  (included in
     Exhibit 3.1). This exhibit is incorporated by reference to Exhibit 4.1(a) of the Registrant's Form S-4 filed June 12, 1998 (Reg. No. 333-56731).

10.1 Federal Aviation Administration ("FAA") Type Certificates issued to Commander Aircraft Company (the "Company") for models 112, 114, 112TC, 112B, 112TCA 114A, and 114B. This exhibit is incorporated by reference to
     Exhibit 10.1 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.2 FAA Repair  Station  Air Agency  Certificate  issued to the  Company.  This exhibit is incorporated by reference to Exhibit 10.2 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.3 Lease and operations Agreement between the Company and the Trustees of the Oklahoma City Airport Trust dated August 9, 1988, as amended by the Supplemental Agreement No. 1 dated December 18, 1991, and the Supplemental Agreement No. 2 dated April 2, 1992. This exhibit is incorporated by reference to Exhibit 10.19 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.4 Textron Lycoming Finance Plan No. 1 between Textron Financial Corporation and the Company dated June 26, 1991, as amended to the Finance Plan No. 1 dated as of May 28, 1992, the Second Amendment dated as of September 29, 1992, and the Third Amendment dated as of December 10, 1992. This exhibit is incorporated by reference to Exhibit 10.29 of the Registrant's Form S-1 filed March 4, 1993 (Reg.No. 33-59128).

                                INDEX OF EXHIBITS

Exhibit No                                   Description

10.5 International Distributorship Agreement between the Company and Com-Air Flugzeughandel Gmbh. This exhibit is incorporated by reference to Exhibit
     10.31 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.6 International Distributorship Agreement between the Company and Aero Service b.v. This exhibit is incorporated by reference to Exhibit 10.32 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.7 International Dealership Agreement between the Company and Commander Khaleej Trading Establishment. This exhibit is incorporated by reference to Exhibit10.28 of the Registrant's Form 10-K filed March 30, 1994.

10.8 Form of the Company's Authorized Sales and Service Representative Policy and Procedures Manual. This exhibit is incorporated by reference to Exhibit
     10.37 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.9 Form  of  the  Company's   Authorized  Sales  and  Service   Representative
     Agreement. This exhibit is incorporated by reference to Exhibit 10.38 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.10Form  of  the  Company's   Service  Center   Agreement.   This  exhibit  is
     incorporated by reference to Exhibit 10.39 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.11The Commander Aircraft Company Profit Sharing Plan. This exhibit is incorporated by reference to Exhibit 10.40 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.12Nonstatutory  Stock  Option  Agreement  between  the  Company  and  Wirt D.
     Walker, III dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K filed March 30, 1994.

10.13Nonstatutory  Stock Option Agreement between the Company and Mishal Y.S. Al
     Sabah dated January 31, 1994.  This exhibit is incorporated by reference to
     Exhibit 10.49 of the Registrant's Form 10-K filed March 30, 1994.

10.14Form of Company's Aircraft Delivery and Acceptance Agreement. This exhibit is incorporated by reference to Exhibit 10.63 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

                                INDEX OF EXHIBITS

Exhibit No                                   Description

10.15Form  of  the  Company's   Aircraft  Retail   Warranty.   This  exhibit  is
     incorporated by reference to Exhibit 10.64 of the Registrant's Form S-1 filed March 4, 1993 (RNo. 33-59128).

10.16Commander Aircraft Company 1993 Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-K filed March 28, 1996.

21   List of subsidiaries

27   Financial Data Schedule

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 19th day of March, 1999.


                          AVIATION GENERAL INCORPORATED



                              /s/ WIRT D. WALKER, III
                           By:  Wirt D. Walker, III
                              Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive Officer:


Wirt D. Walker,III             President and
                           Chief Executive Officer            March 19, 1999

Principal Financial Officer and Accounting Officer:


Stephen R. Buren            Chief Financial Officer           March 19, 1999
----------------


Directors:


Wirt D. Walker, III              Director                     March 19, 1999
-------------------

Mishal Y.S. Al Sabah             Director                     March 19, 1999
--------------------

N. Gene Criss                    Director                     March 19, 1999