Form 10-Q
period 1999-03-31
AVIATION GENERAL INC
filed 1999-05-12
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Yes__X___                  No_____

There were 7,230,548 Shares of Common Stock Outstanding as of March 31, 1999

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                         AVIATION GENERAL, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                      March 31        December 31,
                                                                        1999              1998
ASSETS
Current Assets:
  Cash and cash equivalents                                       $        605,233    $       645,706
  Investment in debt securities - related party                            200,000          1,000,000
  Accounts receivable                                                       21,111              6,941
  Notes receivable from related party                                    1,507,843          1,507,843
  Notes receivable                                                          16,516             21,286
  Inventories                                                            5,890,366          5,783,398
  Prepaid expenses and other assets                                        268,592            259,860
                                                                  ----------------    ---------------
     Total current assets                                                8,509,661          9,225,034
                                                                  ----------------    ---------------

Property and equipment:
  Office equipment and furniture                                           348,323            347,565
  Vehicles and aircraft                                                     84,021             84,021
  Manufacturing equipment                                                  358,332            358,332
  Tooling                                                                  527,496            525,536
  Leasehold improvements                                                   309,144            309,144
                                                                  ----------------    ---------------
                                                                         1,627,316          1,624,598
  Less: Accumulated depreciation                                         (878,043)          (850,313)
                                                                  ----------------    ---------------
     Net property and equipment                                            749,273            774,285
                                                                  ----------------    ---------------

Other assets:
  Notes receivable - less current maturities                               144,753            148,649
                                                                  ----------------    ---------------
                                                                  $      9,403,687    $    10,147,968
                                                                  ================    ===============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                                $       427,714     $       622,618
  Accrued expenses                                                        382,909             343,100
  Refundable deposits                                                     162,427             252,498
  Notes payable                                                                               600,000
                                                                  ----------------    ---------------
     Total current liabilities                                           1,553,500          1,818,216
                                                                  ----------------    ---------------

  Long-term debt                                                                --                 --

Shareholders' investment (deficit):
  Preferred stock, $.01 par value, 5,000,000
     shares authorized; no shares outstanding                                   --                 --
  Common stock, $.50 par value, 20,000,000
     shares authorized; 7,280,548 shares
     issued and 7,230,548 outstanding at March 31, 1999
     and 7,280,548 issued and outstanding
     at December 31, 1998                                               3,640,274           3,640,274
  Additional paid-in capital                                           37,178,230          37,178,230
  Retained earnings (deficit)                                         (32,868,317)       (32,488,752)
                                                                  ----------------    ---------------
                                                                        7,950,187           8,329,752
  Less: Treasury stock                                                   (100,000)                 --
                                                                  ----------------    ---------------
     Total shareholders' investment                                     7,850,187           8,329,752
                                                                  ---------------     ---------------
                                                                  $     9,403,687     $    10,147,968
                                                                  ===============     ===============

The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)


                                                                   Three Months Ended March 31,
                                                                   1999                    1998
Net sales - aircraft                                        $      1,644,653       $     2,638,683
Net sales - service                                                  613,639               284,546
                                                            ----------------       ---------------
   Total net sales                                                 2,258,292             2,923,229
                                                            ----------------       ---------------

Cost of sales - aircraft                                           1,741,241             2,353,714
Cost of sales - service                                              370,752               241,844
                                                            ----------------       ---------------
   Total cost of sales                                             2,111,993             2,595,558
                                                            ----------------       ---------------

Gross margin (deficit)                                               146,299               327,671
                                                            ----------------       ---------------

Other operating expenses:
   Product development and engineering costs                          79,038                78,152
   Selling, general and administrative expenses                      489,972               639,011
                                                            ----------------       ---------------
     Total other operating expenses                                  569,010               717,163
                                                            ----------------       ---------------

Operating income (loss)                                             (422,711)             (389,492)
                                                            -----------------      ----------------

Other income (expenses):
   Other income                                                       56,867                152,865
   Interest expense                                                  (13,024)               (2,761)
   Other expense                                                        (697)               (2,108)
                                                            -----------------     -----------------
   Total other income (expenses)                                       43,146               147,996
                                                            -----------------     -----------------

Net loss                                                    $       (379,565)     $       (241,496)
                                                            =================     =================

Net loss per share:
   Weighted average common shares
      Outstanding                                                   7,269,437             7,280,548
                                                            -----------------     -----------------

   Loss per share                                           $          (0.05)     $          (0.03)
                                                            =================     =================



The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended March 31,
                                                                            1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $   (379,565)   $     (241,496)
   Adjustments to reconcile net loss to
     net cash used in operating activities---
     Depreciation and amortization                                             27,730            25,683
     Changes in operating assets and liabilities,
         excluding cash:
         Accounts receivable                                                 (14,170)           326,737
         Notes receivable - related parties                                      -             (10,390)
         Notes receivable                                                      8,666             26,533
         Inventories                                                        (106,968)           288,834
         Prepaid expense and other assets                                     (8,732)          (18,365)
         Accounts payable                                                   (194,904)            76,487
         Accrued expenses                                                     39,809            170,903
         Refundable deposits                                                 (90,071)            41,428
                                                                        -------------   ---------------
            Net cash used in operating activities                           (718,205)           686,354
                                                                        -------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments                                              -          (1,004,208)
   Capital expenditures                                                       (2,718)          (61,175)
   Purchase treasury stock                                                  (100,000)                --
   Proceeds from repayment of debt by related party                          800,000                 --
                                                                        ------------    ---------------
      Net cash used in investing activities                                  697,282        (1,065,383)
                                                                        ------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on borrowings on bank line                                       (19,550)         (100,000)
                                                                        -------------   ---------------
      Net cash provided by financing activities                              (19,550)         (100,000)
                                                                        -------------   ---------------
Net increase (decrease) in cash                                              (40,473)         (479,029)
Cash and cash equivalents at beginning of period                             645,706          1,022,024
                                                                        ------------    ---------------
Cash and cash equivalents at end of period                              $    605,233    $       542,995
                                                                        ============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                       $       4,983   $         3,682
         Income taxes                                                              --                --



The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of March 31, 1999 and December 31, 1998, and the results of operations for the three month periods ended March 31, 1999 and 1998, and the cash flows for the three month periods ended March 31, 1999 and 1998 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1998 Annual Report on Form 10-K.


2. The earnings per share of common stock were computed by using the weighted average number of shares of common stock outstanding during the period. Basic and diluted amounts are the same for all periods presented.


3. The Company purchased 50,000 shares of its common stock at an aggregate purchase price of $100,000, or $2.00 per share from its majority shareholder on March 11, 1999. This price was consistent with shares trading freely on the Nasdaq SmallCap Market on that date. Some of the shares will be issued to employees under the Company's 401(k) plan and the balance will be cancelled.

4. Inventories consist primarily of finished goods and parts for manufacturing and servicing aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than used aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Used aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components at the balance sheet dates were as follows:



                                            March 31, 1999    December 31, 1998

  Raw materials                               $3,479,747          $3,112,257
  Work in process                                670,186             602,457
  Demonstration aircraft                         979,495             987,325
  Used aircraft                                  760,938           1,081,359
                                              ----------          ----------

         Total inventories                    $5,890,366          $5,783,398
                                              ----------          ----------


5. The Company is subject to regulation by the FAA. The Company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The Company has a Production Certificate from the FAA, which delegates to the Company the inspection of each aircraft. The sale of the Company's product internationally is subject to regulation by comparable agencies in foreign countries.

         The Company faces the inherent business risk of exposure to product liability claims. In 1988, the company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an eighteen-year statute of repose for general aviation manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than eighteen years old. This action effectively eliminated all potential liability for the Company with respect to aircraft produced in the 1970s as of December 31, 1997. Management believes that the interest of shareholders is better served by vigorously defending claims through the services of highly qualified specialists and attorneys rather than retaining product liability insurance to settle exorbitant and unjustified claims. The Company is not insured for product liability claims. Management believes there is no litigation outstanding which would have a material adverse effect on the financial position or operations of the Company.

6. Since commencement of production in 1992, annual revenues have increased significantly and annual losses have substantially declined, concurrent with ongoing investment in the Company's future. Cash needs have been financed with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. The Company continues to broaden its general aviation capabilities by increasing its business in the pre-owned piston and jet markets. These markets are much larger than the market for new high performance, single engine aircraft. Furthermore, this diversifies the Company's business and revenue base and is synergistic with the manufacturing, marketing and support services of our high performance, single engine Commander aircraft.

         Management believes the reduction for 1998 in net loss from operations is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1998 the Company continued to expand the
Aviation Services Division, which sells pre-owned aircraft and markets refurbishment services. Also in 1998, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft. Revenue from sales of pre-owned aircraft increased by 69% in 1998 and revenues from refurbishment and service increased over 11%. Management expects growth to continue in 1999 for both refurbishment services and pre-owned aircraft sales. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment.

         In October 1998 the Company announced the formation of Strategic Jet Services, Inc., a wholly owned subsidiary established to provide brokerage, sale, consulting and refurbishment work for jet aircraft. Income from this line of business is expected to begin improving the Company's profitability in 1999.

         The Company introduced a new de-icing option and received certification from the Federal Aviation Administration in 1998, allowing equipped aircraft to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this optional equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition.

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

         The Company continues to advertise in industry and trade publications at a significantly reduced level, while directly contacting potential customers whose demographic characteristics closely match the typical customer, especially in the areas of income, pilot experience, and types of businesses with demonstrated regional travel requirements. Further reducing selling expenses, the Company completed a reorganization of its service center, paint and interior shops into a completion center to focus on the growing after-market refurbishment business.

         The Company has expanded its operations to include the Aviation Services Division and Strategic Jet Services, Inc., improved its products, dramatically decreased sales and marketing expenses and reduced debt and interest expense. Management believes that it has made significant progress in 1998 and it is reasonable to expect the Company to improve revenues, reduce costs, improve operating results and stabilize cash flow in 1999. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

7. On August 5, 1998, Commander Aircraft Company was merged with Aviation General, Incorporated, a Delaware holding company. Each share of Commander
Aircraft Company common stock was converted into a share of Aviation General, Incorporated common stock. The merger had no direct affect upon the operations or management of the company. The stock continued to trade on the NASDAQ SmallCap Market under the name of Aviation General, Incorporated and the ticker symbol "AVGE".

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                           OPERATIONS AND FINANCIAL CONDITION

GENERAL:

Aviation General, Incorporated announced on April 7, 1999 that it's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's outstanding common stock. Purchases will be made from time to time, in either open market or negotiated transactions, subject to market conditions. In March 1999, 50,000 shares were repurchased from the Company's majority shareholder at a price of $2.00 per share. Subsequent to the end of the first quarter, an additional 58,000 shares were purchased from the same shareholder at $1.75 per share.

The Board of Directors approved a Stockholder Rights Plan for the Company. The Rights Plan initially provides each stockholder of the Company with a right to purchase one one-thousandth of a preferred share at a purchase price of $80.00 for each share of common stock held. Generally, should any person or entity become the beneficial owner of 15% or more of the Company's outstanding common stock, each right would become a right entitling the holder, other than the acquiring person, to purchase for the purchase price Company Common Stock having a value of twice the purchase price.

The record date for distribution of the rights under the Rights Plan was April 7, 1999, after which any shares of common stock will automatically be accompanied by the associated rights. The rights expire April 7, 2009 (unless previously triggered), and are subject to redemption by the Board of Directors of the Company at $0.01 per right at any time prior to the first date upon which they become exercisable.

RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the first quarter of 1999 totaled $1,644,653 compared to $2,638,683 for the comparable period of 1998. The decrease in revenue for the first quarter of 1999 was the result of delivering 7 new and pre-owned aircraft compared to 10 for the first quarter of 1998.

Service revenues of $613,639 for the quarter ended March 31, 1999 increased 116% from $284,546 for the comparable quarter in 1998. The increase in revenues was due to additional billings for refurbishment of pre-owned aircraft and service billings to customers, including one large rebuild job totaling over $240,000.

Cost of aircraft sales for the three month period ended March 31, 1999 decreased to $1,741,241 compared to $2,353,714 for the three month period ended March 31, 1998. The decrease was due to the reduction in aircraft produced and sold during the period.

Cost of sales for service and parts for the quarter ended March 31, 1999 increased to $370,752 from $241,844 for the quarter ended March 31, 1998. The increase was due primarily to the increase in revenues from service and parts as explained above.

Product development and engineering costs increased 1% to $79,038 for the first quarter of 1999, from $78,152 for the comparable period in 1998. The slight increase was relatively evenly distributed among all areas of expense.

Sales and marketing expense decreased approximately 35% for the three-month period ended March 31, 1999, to $282,058 from $435,259 for the comparable period ended March 31, 1998. Included in the first quarter of 1999 are costs totaling $48,294, consisting primarily of salaries, travel and office expenses for the Company's subsidiary, Strategic Jet Services, Inc. Advertising and show expenses were reduced during the first quarter of 1999 by $71,000 from the first quarter of 1998, due to fewer media ads and show expenses. Salaries and related compensation expenses decreased $61,000 for the first quarter of 1999 due to a small reduction in personnel and lower commissions. Printing, mailing and shipping costs were reduced by $18,000 during the first quarter of 1999. All other areas of expense decreased due to the reduction in advertising, personnel and demonstrator aircraft usage.

General and administrative expenses increased 2% to $207,914 for the first quarter of 1999 from $203,752 for the first quarter of 1998. The slight increase was due to a number of small changes in various areas of expense, including payroll, insurance and tax expenses.

Other income decreased to $56,867 for the quarter ended March 31, 1999 from $152,865 for the quarter ended March 31, 1998. The decrease was due to interest earned on certificates of deposit held by the Company in the first quarter of 1998 that were converted to cash during 1998. Interest expense increased to $13,024 for the first quarter of 1999 from $2,761 for the comparable period in 1998. This increase was due to borrowings on the Company's line of credit with its bank.

LIQUIDITY AND CAPITAL RESOURCES:

Cash balances decreased to $605,233 at March 31, 1999 from $645,706 at December 31, 1998. The Company maintained a balance in short-term certificates of deposit of $200,000, which mature and are re-invested in 30-day increments. Accounts receivable balances increased by $14,170 at March 31, 1999 due to the increase in parts sales during the quarter. Notes receivable decreased to $161,269 at March 31, 1999 from $169,935 at December 31, 1998 due to regular monthly payments received from the debtors. The balance due from notes receivable related parties was unchanged at $1,507,843 at March 31, 1999 from the prior balance sheet dated December 31, 1998. The note receivable from the related party is due June 30, 1999 and it is not management's intention to extend the maturity. During the first quarter of 1999, Stratesec, Incorporated redeemed $800,000 of the notes receivable. The $200,000 balance of notes receivable from Stratesec, Incorporated are due December 31, 1999 and accrue interest at 10%, payable June 30 and December 31. Each note is convertible at $8.50 per share into common stock of Stractesec, Incorporated, and includes warrants to purchase 100 shares of common stock at $2.50 per share for each $1,000 in debt.

Inventories increased to $5,890,366 at March 31, 1999 from $5,783,398 at December 31, 1998. Raw materials, parts, and work in process increased approximately $435,000 while completed aircraft inventories remained relatively constant decreasing about $8,000 as the company maintained three demonstration aircraft on hand at March 31, 1999 and December 31, 1998. Inventory of pre-owned aircraft decreased to $760,938 at March 31, 1999 from $1,081,359 at December 31, 1998. Prepaid expenses and other current assets increased $8,732 to $268,592 at March 31, 1999 compared to $259,860 at December 31, 1998, reflecting prepayments for parts, material and services.

During the first three months of 1999 expenditures for fixed assets totaled $2,718, which were primarily for tooling and miscellaneous office equipment. The Company does not plan to spend significant funds for new property, plant and equipment for the balance of fiscal 1999. Most expenditures will be for repairs or replacements of plant equipment, and for computer hardware and software improvements which are not expected to exceed $25,000 for the balance of the fiscal year.

Accounts payable decreased to $427,714 at March 31, 1999 from $622,618 at December 31, 1998. The decrease was due primarily to a reduction of purchases of new parts and equipment to support production of new aircraft and for refurbishment parts and material, which were purchased on open account. Accrued expenses increased to $382,909 at March 31, 1999 from $343,100 at December 31, 1998. The increase in accrued expenses is attributable to amounts owed for payroll taxes, accrued employee benefits, and miscellaneous expenses.

Refundable deposits decreased to $162,427 at March 31, 1999 from $252,498 at December 31, 1998 reflecting a large deposit for service work applied to a payment to restore a customer's damaged aircraft. Borrowings from bank lines decreased to $580,000 from $600,000 for the three months ended March 31, 1999.

The Company does not carry insurance for product liability and could be subject to substantial financial risk in the event of an unfavorable judgement arising from litigation involving its products. Although the Company is not aware of any pending claims, there is no guarantee that claims will not be asserted in the future.

Since commencement of production in 1992, annual revenues have increased significantly and annual losses have substantially declined, concurrent with ongoing investment in the Company's future. Cash needs have been financed with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. The Company continues to broaden its general aviation capabilities by increasing its business in the pre-owned piston and jet markets. These markets are much larger than the market for new high performance, single engine aircraft. Furthermore, this diversifies the Company's business and revenue base and is synergistic with the manufacturing, marketing and support services of our high performance, single engine Commander aircraft.

Management believes the reduction in net loss from operations is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1998 the Company continued to expand the Aviation Services Division, which sells pre-owned aircraft and markets refurbishment services. Also in 1998, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft at a reasonable profit. Revenue from sales of pre-owned aircraft increased by 69% in 1998 and revenues from refurbishment and service increased over 11%. Management expects growth to continue in 1999 for both refurbishment services and pre-owned aircraft sales. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment.

In October 1998 the Company announced the formation of Strategic Jet Services, Inc., a wholly owned subsidiary established to provide brokerage, sale, consulting and refurbishment work for jet aircraft. Income from this line of business is expected to begin improving the Company's profitability in 1999.

The Company introduced a new de-icing option and received certification from the Federal Aviation Administration in 1998, allowing equipped aircraft to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this optional equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition.

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

The Company continues to advertise in industry and trade publications at a significantly reduced level, while directly contacting potential customers whose demographic characteristics closely match the typical customer, especially in the areas of income, pilot experience, and types of businesses with demonstrated regional travel requirements. Further reducing selling expenses, the Company completed a reorganization of its service center, paint and interior shops into a completion center to focus on the growing after-market refurbishment business.

The Company has expanded its operations to include the Aviation Services Division and Strategic Jet Services, Inc., improved its products, dramatically decreased sales and marketing expenses and reduced debt and interest expense. Management believes that it has made significant progress in 1998 and it is reasonable to expect the Company to improve revenues, reduce costs, improve operating results and stabilize cash flow in 1999. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

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

During 1998 the Company spent over $45,000 to upgrade its internal computer systems to be Y2K compliant. The Information Systems Manager, along with senior management, has continued to review key suppliers of parts, materials and services, as well as its banks, 401(k) provider, and insurance companies, to insure that each has a readiness plan for Y2K. Virtually all surveyed have made assurances that their systems are compliant or they have a specific plan to insure compliance in the near future.

The Company plans to purchase a new software program for tracking property, plant and equipment, as well as depreciation of its fixed assets for accounting and valuation purposes. A new file server will need to be acquired during the third quarter of 1999 as well.
Total cost for this software and hardware is not expected to exceed $10,000.

A contingency plan will be prepared and approved by July 31, 1999, even though management believes that they have successfully addressed the Y2K challenge. Due to the complexity of the year 2000 issues and the interdependence between companies, government agencies, utilities, financial institutions and other entities, it is impossible to guarantee that the Company's year 2000 readiness program will be completely successful.

ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                4.1 - Rights Plan
                27 - Financial Data Schedule

(b)      Reports on Form 8-K - None

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




Date:  May 12, 1999