Form 10-Q/A
period 1999-03-31
AVIATION GENERAL INC
filed 1999-07-02
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

NOTE: The purpose of this amendment is to include the amount of notes payable in the Company's balance sheet as of March 31, 1999. This amount was inadvertently omitted from this report as originally filed while it was being prepared for electronic filing.


                         AVIATION GENERAL, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                      March 31        December 31,
                                                                        1999              1998
ASSETS
Current Assets:
  Cash and cash equivalents                                       $        605,233    $       645,706
  Investment in debt securities - related party                            200,000          1,000,000
  Accounts receivable                                                       21,111              6,941
  Notes receivable from related party                                    1,507,843          1,507,843
  Notes receivable                                                          16,516             21,286
  Inventories                                                            5,890,366          5,783,398
  Prepaid expenses and other assets                                        268,592            259,860
                                                                  ----------------    ---------------
     Total current assets                                                8,509,661          9,225,034
                                                                  ----------------    ---------------

Property and equipment:
  Office equipment and furniture                                           348,323            347,565
  Vehicles and aircraft                                                     84,021             84,021
  Manufacturing equipment                                                  358,332            358,332
  Tooling                                                                  527,496            525,536
  Leasehold improvements                                                   309,144            309,144
                                                                  ----------------    ---------------
                                                                         1,627,316          1,624,598
  Less: Accumulated depreciation                                         (878,043)          (850,313)
                                                                  ----------------    ---------------
     Net property and equipment                                            749,273            774,285
                                                                  ----------------    ---------------

Other assets:
  Notes receivable - less current maturities                               144,753            148,649
                                                                  ----------------    ---------------
                                                                  $      9,403,687    $    10,147,968
                                                                  ================    ===============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                                $       427,714     $       622,618
  Accrued expenses                                                        382,909             343,100
  Refundable deposits                                                     162,427             252,498
  Notes payable                                                           580,450             600,000
                                                                  ----------------    ---------------
     Total current liabilities                                           1,553,500          1,818,216
                                                                  ----------------    ---------------

  Long-term debt                                                                --                 --

Shareholders' investment (deficit):
  Preferred stock, $.01 par value, 5,000,000
     shares authorized; no shares outstanding                                   --                 --
  Common stock, $.50 par value, 20,000,000
     shares authorized; 7,280,548 shares
     issued and 7,230,548 outstanding at March 31, 1999
     and 7,280,548 issued and outstanding
     at December 31, 1998                                               3,640,274           3,640,274
  Additional paid-in capital                                           37,178,230          37,178,230
  Retained earnings (deficit)                                         (32,868,317)       (32,488,752)
                                                                  ----------------    ---------------
                                                                        7,950,187           8,329,752
  Less: Treasury stock                                                   (100,000)                 --
                                                                  ----------------    ---------------
     Total shareholders' investment                                     7,850,187           8,329,752
                                                                  ---------------     ---------------
                                                                  $     9,403,687     $    10,147,968
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




Date:  July 2, 1999