Form 10-Q
period 1999-06-30
AVIATION GENERAL INC
filed 1999-08-12
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             FORM 10-Q


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

      Yes__X___                  No_____

There were 7,078,520 Shares of Common Stock Outstanding as of July 15, 1999.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                     AVIATION GENERAL, INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       June 30,             December 31,
                                                                         1999                   1998
                                                                  -------------------     ------------------
                               ASSETS
Current Assets:
   Cash and cash equivalents                                                $364,516               $645,706
   Investment in debt securities - related party                             200,000              1,000,000
   Accounts receivable                                                       213,152                  6,941
   Notes receivable from related party                                     1,508,320              1,507,843
   Notes receivable                                                           21,501                 21,286
   Inventories                                                             5,818,234              5,783,398
   Prepaid expenses and other assets                                         324,555                259,860
                                                                  -------------------     ------------------
      Total current assets                                                 8,450,278              9,225,034
                                                                  -------------------     ------------------

Property and equipment:
   Office equipment and furniture                                            348,323                347,565
   Vehicles and aircraft                                                      84,021                 84,021
   Manufacturing equipment                                                   358,332                358,332
   Tooling                                                                   527,496                525,536
   Leasehold improvements                                                    311,764                309,144
                                                                  -------------------     ------------------
                                                                           1,629,936              1,624,598
   Less: Accumulated depreciation                                           (905,302)              (850,313)
                                                                  -------------------     ------------------
      Net property and equipment                                             724,634                774,285
                                                                  -------------------     ------------------

Other assets:
   Notes receivable - less current maturities                                135,388                148,649
                                                                  ===================     ==================
      Total other assets                                                     135,388                148,649
                                                                  ===================     ==================
                                                                          $9,310,300            $10,147,968
                                                                  ===================     ==================

              LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                         $388,491               $622,618
   Accrued expenses                                                          357,068                343,100
   Refundable deposits                                                       146,855                252,498
   Notes payable                                                             781,150                600,000
                                                                  -------------------     ------------------
      Total current liabilities                                            1,673,564              1,818,216
                                                                  -------------------     ------------------

   Long-term debt                                                                  -                      -

Shareholders' investment (deficit):
   Preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares outstanding                                     -                      -
   Common stock, $.50 par value, 20,000,000
      shares authorized; 7,078,520 shares
      issued and outstanding at June 30, 1999
      and 7,280,548 shares issued and outstanding
      at December 31, 1998                                                 3,539,259              3,640,274
   Additional paid-in capital                                             36,917,551             37,178,230
   Retained earnings (deficit)                                           (32,820,074)           (32,488,752)
                                                                  -------------------     ------------------
      Total shareholders' investment                                       7,636,736              8,329,752
                                                                  -------------------     ------------------
                                                                                          ==================
                                                                          $9,310,300            $10,147,968
                                                                  ===================     ==================

The accompanying notes are an integral part of these financial statements.

                     AVIATION GENERAL, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                               (Unaudited)


                                                                   Three Months Ended June 30,
                                                               1999                          1998
                                                       ----------------------       -----------------------
Net sales - aircraft                                              $2,660,398                    $2,402,010
Net sales - service                                                  394,712                       231,888
                                                       ----------------------       -----------------------
   Total net sales                                                 3,055,110                     2,633,898
                                                       ----------------------       -----------------------

Cost of sales - aircraft                                           2,119,402                     2,162,718
Cost of sales - service                                              275,985                       245,360
                                                       ----------------------       -----------------------
   Total cost of sales                                             2,395,387                     2,408,078
                                                       ----------------------       -----------------------

Gross margin (deficit)                                               659,723                       225,820
                                                       ----------------------       -----------------------

Other operating expenses:
   Product development and engineering costs                          75,233                        75,258
   Selling, general and administrative expenses                      573,417                       670,091
                                                       ----------------------       -----------------------
     Total other operating expenses                                  648,650                       745,349
                                                       ----------------------       -----------------------

Operating income (loss)                                               11,073                      (519,529)
                                                       ----------------------       -----------------------

Other income (expenses):
   Other income                                                       54,534                        86,783
   Interest expense                                                  (17,144)                         (471)
   Other expense                                                        (219)                       (2,135)
                                                       ----------------------       -----------------------
   Total other income (expenses)                                      37,171                        84,177
                                                       ----------------------       -----------------------

Net income (loss)                                                    $48,244                     ($435,352)
                                                       ======================       =======================

Net income (loss) per share:
   Weighted average common shares
      outstanding, basic and diluted                               7,171,108                     7,280,548
                                                       ----------------------       -----------------------

   Income (loss) per share, basic and diluted                          $0.01                        ($0.06)
                                                       ======================       =======================




The accompanying notes are an integral part of these financial statements.

                      AVIATION GENERAL, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                         Six Months Ended June 30,
                                                                     1999                         1998
                                                            -----------------------      -----------------------
Net sales - aircraft                                                    $4,305,051                   $5,040,693
Net sales - service                                                      1,008,351                      516,434
                                                            -----------------------      -----------------------
   Total net sales                                                       5,313,402                    5,557,127
                                                            -----------------------      -----------------------

Cost of sales - aircraft                                                 3,860,643                    4,516,432
Cost of sales - service                                                    646,737                      487,204
                                                            -----------------------      -----------------------
   Total cost of sales                                                   4,507,380                    5,003,636
                                                            -----------------------      -----------------------

Gross margin (deficit)                                                     806,022                      553,491
                                                            -----------------------      -----------------------

Other operating expenses:
   Product development and engineering costs                               154,271                      153,410
   Selling, general and administrative expenses                          1,063,389                    1,309,102
                                                            -----------------------      -----------------------
     Total other operating expenses                                      1,217,660                    1,462,512
                                                            -----------------------      -----------------------

Operating income (loss)                                                   (411,638)                    (909,021)
                                                            -----------------------      -----------------------

Other income (expenses):
   Other income                                                            111,401                      239,648
   Interest expense                                                        (30,168)                      (3,232)
   Other expense                                                              (916)                      (4,243)
                                                            -----------------------      -----------------------
   Total other income (expenses)                                            80,317                      232,173
                                                            -----------------------      -----------------------

Net loss                                                                 ($331,321)                   ($676,848)
                                                            =======================      =======================

Net loss per share:
   Weighted average common shares
      outstanding, basic and diluted                                     7,220,001                    7,280,548
                                                            -----------------------      -----------------------

   Loss per share, basic and diluted                                        ($0.05)                      ($0.09)
                                                            =======================      =======================



The accompanying notes are an integral part of these financial statements.

                        AVIATION GENERAL, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                              Six Months Ended June 30,
                                                                            1999                      1998
                                                                    ---------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    ($331,321)                ($676,848)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities---
      Depreciation and amortization                                               54,989                    52,248
      Write-off of fixed assets (net)                                                  -                         -
      Changes in operating assets and liabilities,
         excluding cash:
         Accounts receivable                                                    (206,211)                  326,389
         Notes receivable - related parties                                         (477)                   11,557
         Notes receivable                                                         13,046                    14,375
         Inventories                                                             (34,836)                  576,014
         Prepaid expense and other assets                                        (64,696)                  (42,330)
         Accounts payable                                                       (234,127)                  105,227
         Accrued expenses                                                         13,968                    58,952
         Refundable deposits                                                    (105,643)                  160,897
                                                                    ---------------------      --------------------
            Net cash provided by (used in) operating activities                 (895,308)                  586,481
                                                                    ---------------------      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (5,338)                  (66,784)
   Investment in Notes - related party                                                 -                  (600,000)
   Proceeds from note repayment - related party                               800,000.00
   Investment in certificates of deposit                                               -                  (624,845)
   Proceeds from sale of property and equipment                                        -                         -
                                                                    ---------------------      --------------------
      Net cash provided by (used in) investing activities                        794,662                (1,291,629)
                                                                    ---------------------      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties                      181,150                         -
   Purchase of treasury stock                                                   (361,694)                        -
   Repayments of borrowings from bank line                                             -                  (100,000)
                                                                    ---------------------      --------------------
      Net cash provided by (used in) financing activities                       (180,544)                 (100,000)
                                                                    ---------------------      --------------------
Net increase (decrease) in cash                                                 (281,190)                 (805,148)
Cash and cash equivalents at beginning of period                                 645,706                 1,022,024
                                                                    ---------------------      --------------------
Cash and cash equivalents at end of period                                      $364,516                  $216,876
                                                                    =====================      ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                               $ 28,796                     $ 471
         Income taxes                                                                  -                         -




The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of June 30, 1999 and December 31, 1998, and the results of operations for the three month and six month periods ended June 30, 1999 and 1998, and the cash flows for the six month periods ended June 30, 1999 and 1998 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1998 Annual Report on Form 10-K.


2. The earnings per share of common stock were computed by using the weighted average number of shares of common stock outstanding during the period. Basic and diluted amounts are the same for all periods presented.


3. The Company purchased 219,450 shares of its common stock at an aggregate purchase price of $396,537.50 from its majority shareholder during the period beginning March 11, 1999 through June 29, 1999. This price was consistent with shares trading freely on the Nasdaq SmallCap Market on that date. A total of 17,422 shares were issued to the accounts of qualified participants in the employees' 401(k) program. The balance of the common stock purchased, totaling 202,028, shares was cancelled.

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



                                       June 30, 1999          December 31, 1998

  Raw materials                          $3,295,737               $3,112,257
  Work in process                           640,952                  602,457
  Demonstration aircraft                 1 ,241,323                  987,325
  Used aircraft                             640,222                1,081,359

         Total inventories               $5,818,234               $5,783,398


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

         Management believes the reduction for 1998 in net loss from operations and the continued improvements in margins for 1999 is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1998 the Company continued to expand the Aviation Services Division, which sells pre-owned aircraft and markets refurbishment services. Also in 1998, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft. Revenue from sales of pre-owned aircraft increased by 69% in 1998 and revenues from refurbishment and service increased over 11%. For the first six months of 1999 revenue from pre-owned aircraft sales increased 37% over the first six months of 1998 and revenues from services and parts increased 95% for the same period. Management expects growth to continue for both refurbishment services and pre-owned aircraft sales in the future. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment.

         In October 1998 the Company announced the formation of Strategic Jet Services, Inc., a wholly owned subsidiary established to provide brokerage, sale, consulting and refurbishment work for jet aircraft. Income from this line of business is expected to begin improving the Company's profitability in 1999. During the second quarter of 1999, a brokerage commission was earned for the sale of a pre-owned Boeing 727 jet. The Company is continuing to expand efforts in this market.

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

         The Company has expanded its operations to include the Aviation Services Division and Strategic Jet Services, Inc., improved its products, dramatically decreased sales and marketing expenses and reduced debt and interest expense. Management believes that it has made significant progress since 1998 and it is reasonable to expect the Company to continue to improve revenues, reduce costs, improve operating results and stabilize cash flow in 1999. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

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

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                           OPERATIONS AND FINANCIAL CONDITION

GENERAL:

For the three months ended June 30, 1999, Aviation General, Incorporated reported revenues of $3,055,110 and net income of $48,244, or $.01 per share, compared to revenues for the second quarter of 1998 of $2,633,898 and a net loss of $435,352, or $.06 per share.

For the six months ended June 30, 1999, revenues were $5,313,402 compared to $5,557,127 for the first six months of 1998. The net loss for the six month period ended June 30, 1999 was $331,321, or $.05 per share, compared to a net loss of $676,848, or $.09 per share for the six months ended June 30, 1998.

RESULTS FROM OPERATIONS:

Revenues  from the sale of  aircraft  for the  second  quarter  of 1999  totaled
$2,660,398 compared to $2,402,010 for the comparable period of 1998. The increase in revenue for the second quarter of 1999 was the result of delivering 11 new and pre-owned aircraft plus a commission for one jet aircraft compared to 10 aircraft sold for the second quarter of 1998. For the first six months of 1999 revenues from aircraft sales and broker commissions totaled $4,305,051 compared to $5,040,693 for the comparable period in 1998. The decrease was due to slower sales in the first quarter of 1999 compared to 1998. Through the first six months of 1999, the Company delivered 19 new, pre-owned or brokered piston aircraft, compared to 20 for the first six months of 1998.

Service revenues of $394,712 for the quarter ended June 30, 1999 increased 70% from $231,888 for the comparable quarter in 1998. For the six months ended June 30, 1999 service revenues totaled $1,008,351; an increase of 95% from $516,434 for the six months ended June 30, 1998. The increase in revenues was due to additional billings for refurbishment of pre-owned aircraft and service billings to customers, including one large rebuild job totaling over $240,000 during the first quarter of 1999.

Cost of aircraft sales for the three month period ended June 30, 1999 decreased to $2,119,402 from $2,162,718 for the three month period ended June 30, 1998. The decrease was due primarily to the change in mix of new and pre-owned aircraft sold during the period. For the first six months of 1999 cost of aircraft sales decreased to $3,860,643 from $4,516,432 for the comparable period in 1998. The decrease was due to the mix between new and pre-owned piston sales and fewer total units delivered during the period.

Cost of sales for service and parts for the quarter ended June 30, 1999 increased to $275,985 from $245,360 for the quarter ended June 30, 1998. The increase was due entirely to the increase in volume. Costs increased only 12% as sales increased 70%, due to lower operating costs and increased billings from service and parts as explained above. For the six months ended June 30, 1999 cost of sales for service increased 33% to $646,737 from $487,204 for the six months ended June 30, 1998. The increase was due to the large increase in revenues (up 95%).

Product development and engineering costs remained virtually unchanged for the three months ended June 30, 1999 totaling $75,233 compared to $75,258 for the comparable period in 1998. For the six months ended June 30, 1999 product development and engineering expenses totaled $154,271 compared to $153,410 for the six months ended June 30, 1998.

Sales and marketing expense decreased over 19% for the three-month period ended June 30, 1999 to $361,866 from $448,467 for the comparable period ended June 30, 1998. Included in the second quarter of 1999 are costs totaling $51,421, consisting primarily of salaries, travel and office expenses for the Company's subsidiary, Strategic Jet Services, Inc. Advertising and show expenses were reduced during the second quarter of 1999 by $124,000 from the second quarter of 1998, due to fewer media ads and show expenses. All other areas of expense decreased slightly due to the reduction in advertising, personnel and demonstrator aircraft usage.

For the six months ended June 30, 1999, sales and marketing expenses decreased 27% to $643,924 from $883,727 for the same period in 1998. Included in the first six months of 1999 are costs relating to Strategic Jet Services of $99,715. As well as a $141,185 reduction in advertising and show expense in 1999, printing, travel and salary and commission expenses were also reduced.

General and administrative expenses decreased approximately 5% to $211,551 for the second quarter of 1999 from $221,624 for the second quarter of 1998. For the six months ended June 30, 1999 general and administrative expenses decreased to $419,465 from $425,375 from the six months ended June 30, 1998. The decrease was due to a number of small changes in various areas of expense, including payroll, insurance and tax expenses.

Other income decreased to $54,534 for the quarter ended June 30, 1999 from $86,783 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, other income decreased to $111,401 from $239,648 for the six months ended June 30, 1998. The decrease was due to interest earned on certificates of deposit held by the Company that were converted to cash during 1998. Interest expense increased to $17,144 for the second quarter of 1999 from $471 for the comparable period in 1998. For the first six months of 1999 interest expense totaled $30,168 compared to $3,232 for the first six months of 1998. This increase was due to borrowings on the Company's line of credit with banks.

LIQUIDITY AND CAPITAL RESOURCES:

Cash balances decreased to $364,516 at June 30, 1999 from $645,706 at December 31, 1998. Accounts receivable increased to $213,152 at June 30, 1999 from $6,941 at December 31, 1998 due to one pre-owned aircraft that was sold and awaiting pick up by the customer. Notes receivable decreased to $156,189 at June 30, 1999 from $169,935 at December 31, 1998 due to regular monthly payments received from the debtors. The balance due from the note receivable from related parties was $1,508,320 at June 30, 1999 and $1,507,843 at December 31, 1998. The note receivable from the related party was due June 30, 1999 and was extended until June 30, 2000. The note is personally guaranteed by Mishal Al Sabah, a director and major shareholder of the Company, and is collateralized by common stock of Aviation General, Incorporated. During the first quarter of 1999, Stratesec, Incorporated redeemed $800,000 of the $1,000,000 notes receivable. The $200,000 of note receivable from Stratesec, Incorporated is due December 31, 1999 and accrues interest at 10%, payable June 30 and December 31. The note is convertible into common stock of Stractesec, Incorporated at $8.50 per share, and includes warrants to purchase 100 shares of common stock at $2.50 per share for each $1,000 in debt.

Inventories increased to $5,818,234 at June 30, 1999 from $5,783,398 at December 31, 1998. Raw materials, parts, and work in process increased approximately $222,000 while completed aircraft inventories increased about $254,000 as the company maintained four demonstration aircraft on hand at June 30, 1999 and three at December 31, 1998. Inventory of pre-owned aircraft decreased by $441,000 at June 30, 1999 from December 31, 1998. Prepaid expenses and other current assets increased to $324,555 at June 30, 1999 compared to $259,860 at December 31, 1998, reflecting prepayments for parts, material and tooling services.

During the first three months of 1999 expenditures for fixed assets totaled $5,338, which were primarily for tooling, leasehold improvements and miscellaneous office equipment. The Company does not plan to spend significant funds for new property, plant and equipment for the balance of fiscal 1999. Most expenditures will be for repairs or replacements of plant equipment, and for computer hardware and software improvements which are not expected to exceed $25,000 for the balance of the fiscal year.

Accounts payable decreased to $388,491 at June 30, 1999 from $622,618 at December 31, 1998. The decrease was due primarily to a reduction of purchases of new parts and equipment to support production of new aircraft and for refurbishment parts and material, which were purchased on open account. Accrued expenses increased to $357,068 at June 30, 1999 from $343,100 at December 31, 1998. The increase in accrued expenses is attributable to amounts owed for payroll taxes, accrued employee benefits, and miscellaneous expenses.

Refundable deposits decreased to $146,855 at March 31, 1999 from $252,498 at December 31, 1998 reflecting a large deposit for service work applied to a payment to restore a customer's damaged aircraft which was completed and paid during the first quarter of 1999.

Borrowings from bank lines increased to $781,150 at June 30, 1999 from $600,000 at December 31, 1998. The Company has two credit facilities in place to fund aircraft held for sale. In addition, a working capital revolving credit line is expected to be in place by September 30, 1999. The note for the $600,000 credit line at a local bank was not renewed and the balance will be paid from the proceeds of the new credit facility or whenever aircraft held as collateral are sold.

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

Management believes the reduction in net loss from operations is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1998 the Company continued to expand the Aviation Services Division, which sells pre-owned aircraft and markets refurbishment services. Also in 1998, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft at a reasonable profit. Revenue from sales of pre-owned aircraft increased by 69% in 1998 and revenues from refurbishment and service increased over 11%. For the first six months of 1999, revenues from pre-owned aircraft sales have increased 37% and revenues from refurbishment and service increased 95%. Management expects growth to continue in 1999 for both refurbishment services and pre-owned aircraft sales. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment.

In October 1998 the Company announced the formation of Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary established to provide brokerage, sale, consulting and refurbishment work for jet aircraft. Income from this line of business is expected to begin improving the Company's profitability in 1999. During the second quarter of 1999, one jet aircraft was sold by SJS and a commission of $107,750 was earned.

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

During the second quarter of 1999, the Company purchased a new software program for tracking property, plant and equipment, as well as depreciation of its fixed assets for accounting and valuation purposes. A new file server will be acquired during the third quarter of 1999 with a total cost for this hardware not expected to exceed $10,000.

A contingency plan will be prepared and approved by October 31, 1999, even though management believes that they have successfully addressed the Y2K challenge. Due to the complexity of the year 2000 issues and the interdependence between companies, government agencies, utilities, financial institutions and other entities, it is impossible to guarantee that the Company's year 2000 readiness program will be completely successful.

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-Q that addresses activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future aircraft sales and services revenues, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 11, 1999. At the meeting, the shareholders elected the following individuals as members of the Board of Directors: Wirt D. Walker, III, N. Gene Criss, and Mishal Yousef Saud Al Sabah.

The voting results of the election of directors and the other matters voted upon at the meeting are as follows:

Election of Directors:
                                                       Votes           Votes
                                                         For           Withheld
         Nominee:

Wirt D. Walker, III                                  6,507,096           2,000
N. Gene Criss                                        6,507,096           2,000
Mishal Yousef Saud Al Sabah                          6,507,096           2,000



Other Matters:
                                                                     Abstentions
         Description of                      Votes        Votes       and Broker
               Matter:                       For         Against      Non-Votes

Approval of amendment to the Company's
   1993 Stock Option Plan                  5,786,868    176,958        505,551




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




Date:  August 12, 1999