Form 10-Q
period 1999-09-30
AVIATION GENERAL INC
filed 1999-11-15
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

      Yes__X___                  No_____

There were 6,688,786 Shares of Common Stock Outstanding as of October 29, 1999.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                                      AVIATION GENERAL, INCORPORATED
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       September 30,        December 31,
                                                                         1999                   1998
                                                                  -------------------     ------------------
                               ASSETS
Current Assets:
   Cash and cash equivalents                                                $444,753               $645,706
   Investment in debt securities - related party                             200,000              1,000,000
   Accounts receivable                                                       979,801                  6,941
   Notes receivable from related party                                     1,601,820              1,507,843
   Notes receivable                                                           19,181                 21,286
   Inventories                                                             5,885,604              5,783,398
   Prepaid expenses and other assets                                         396,019                259,860
                                                                  -------------------     ------------------
      Total current assets                                                 9,527,178              9,225,034
                                                                  -------------------     ------------------

Property and equipment:
   Office equipment and furniture                                            361,597                347,565
   Vehicles and aircraft                                                      84,021                 84,021
   Manufacturing equipment                                                   361,178                358,332
   Tooling                                                                   527,696                525,536
   Leasehold improvements                                                    311,764                309,144
                                                                  -------------------     ------------------
                                                                           1,646,256              1,624,598
   Less: Accumulated depreciation                                           (932,585)              (850,313)
                                                                  -------------------     ------------------
      Net property and equipment                                             713,671                774,285
                                                                  -------------------     ------------------

Other assets:
   Notes receivable - less current maturities                                132,243                148,649
                                                                  ===================     ==================
      Total other assets                                                     132,243                148,649
                                                                  ===================     ==================
                                                                         $10,373,092            $10,147,968
                                                                  ===================     ==================

              LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                         $656,142               $622,618
   Accrued expenses                                                          631,672                343,100
   Refundable deposits                                                       114,830                252,498
   Notes payable                                                           1,553,267                600,000
                                                                  -------------------     ------------------
      Total current liabilities                                            2,955,911              1,818,216
                                                                  -------------------     ------------------

   Long-term debt                                                                  -                      -

Shareholders' investment (deficit):
   Preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares outstanding                                     -                      -
   Common stock, $.50 par value, 20,000,000
      shares authorized; 7,043,186 shares
      issued and outstanding at September 30, 1999
      and 7,280,548 shares issued and outstanding
      at December 31, 1998                                                 3,521,593              3,640,274
   Additional paid-in capital                                             36,881,266             37,178,230
   Retained earnings (deficit)                                           (32,985,678)           (32,488,752)
                                                                  -------------------     ------------------
      Total shareholders' investment                                       7,417,181              8,329,752
                                                                  -------------------     ------------------
                                                                         $10,373,092            $10,147,968
                                                                  ===================     ==================

The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                Three Months Ended September 30,
                                                               1999                          1998
                                                       ----------------------       -----------------------
Net sales - aircraft                                              $2,600,952                    $3,276,189
Net sales - service                                                  379,187                       399,005
                                                       ----------------------       -----------------------
   Total net sales                                                 2,980,139                     3,675,194
                                                       ----------------------       -----------------------

Cost of sales - aircraft                                           2,232,918                     2,743,833
Cost of sales - service                                              281,083                       342,404
                                                       ----------------------       -----------------------
   Total cost of sales                                             2,514,001                     3,086,237
                                                       ----------------------       -----------------------

Gross margin                                                         466,138                       588,957
                                                       ----------------------       -----------------------

Other operating expenses:
   Product development and engineering costs                          83,871                        68,577
   Selling, general and administrative expenses                      562,136                       718,806
                                                       ----------------------       -----------------------
     Total other operating expenses                                  646,007                       787,383
                                                       ----------------------       -----------------------

Operating income (loss)                                             (179,869)                     (198,426)
                                                       ----------------------       -----------------------

Other income (expenses):
   Other income                                                       47,227                       102,575
   Interest expense                                                  (32,962)                        1,958
   Other expense                                                           -                        (1,296)
                                                       ----------------------       -----------------------
   Total other income (expenses)                                      14,265                       103,237
                                                       ----------------------       -----------------------

Net loss                                                           ($165,604)                     ($95,189)
                                                       ======================       =======================

Net loss per share:
   Weighted average common shares
      outstanding, basic and diluted                               7,093,322                     7,280,548
                                                       ----------------------       -----------------------

   Loss per share, basic and diluted                                  ($0.02)                       ($0.01)
                                                       ======================       =======================



The accompanying notes are an integral part of these financial statements.

                       AVIATION GENERAL, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                     1999                         1998
                                                            -----------------------      -----------------------
Net sales - aircraft                                                    $6,906,003                   $8,316,882
Net sales - service                                                      1,387,538                      915,439
                                                            -----------------------      -----------------------
   Total net sales                                                       8,293,541                    9,232,321
                                                            -----------------------      -----------------------

Cost of sales - aircraft                                                 6,093,561                    7,260,265
Cost of sales - service                                                    927,820                      829,608
                                                            -----------------------      -----------------------
   Total cost of sales                                                   7,021,381                    8,089,873
                                                            -----------------------      -----------------------

Gross margin (deficit)                                                   1,272,160                    1,142,448
                                                            -----------------------      -----------------------

Other operating expenses:
   Product development and engineering costs                               238,142                      221,987
   Selling, general and administrative expenses                          1,625,525                    2,027,908
                                                            -----------------------      -----------------------
     Total other operating expenses                                      1,863,667                    2,249,895
                                                            -----------------------      -----------------------

Operating income (loss)                                                   (591,507)                  (1,107,447)
                                                            -----------------------      -----------------------

Other income (expenses):
   Other income                                                            158,628                      342,223
   Interest expense                                                        (63,130)                      (1,274)
   Other expense                                                              (916)                      (5,539)
                                                            -----------------------      -----------------------
   Total other income (expenses)                                            94,582                      335,410
                                                            -----------------------      -----------------------

Net loss                                                                 ($496,925)                   ($772,037)
                                                            =======================      =======================

Net loss per share:
   Weighted average common shares
      outstanding, basic and diluted                                     7,168,012                    7,280,548
                                                            -----------------------      -----------------------

   Loss per share, basic and diluted                                        ($0.07)                      ($0.11)
                                                            =======================      =======================



The accompanying notes are an integral part of these financial statements.

                        AVIATION GENERAL, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                            1999                      1998
                                                                    ---------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    ($496,925)                ($772,037)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities---
      Depreciation and amortization                                               82,272                    78,380
      Write-off of fixed assets (net)                                                  -                      (209)
      Changes in operating assets and liabilities,
         excluding cash:
         Accounts receivable                                                    (972,860)                  178,271
         Notes receivable - related parties                                      (93,977)                  (10,047)
         Notes receivable                                                         18,511                   156,657
         Inventories                                                            (102,207)                1,247,648
         Prepaid expense and other assets                                       (136,159)                  (74,025)
         Accounts payable                                                         33,524                    27,789
         Accrued expenses                                                        288,572                   118,193
         Refundable deposits                                                    (137,668)                  149,840
                                                                    ---------------------      --------------------
            Net cash provided by (used in) operating activities               (1,516,917)                1,100,460
                                                                    ---------------------      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (21,658)                  (95,676)
   Investment in Notes - related party                                           800,000                (1,000,000)
   Investment in certificates of deposit                                               -                  (144,713)
                                                                    ---------------------      --------------------
      Net cash provided by (used in) investing activities                        778,342                (1,240,389)
                                                                    ---------------------      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                                           953,267                         -
   Purchase of treasury stock                                                   (415,645)                        -
   Repayments of borrowings from bank line                                             -                  (100,000)
                                                                    ---------------------      --------------------
      Net cash provided by (used in) financing activities                        537,622                  (100,000)
                                                                    ---------------------      --------------------
Net increase (decrease) in cash                                                 (200,953)                 (239,929)
Cash and cash equivalents at beginning of period                                 645,706                 1,022,024
                                                                    ---------------------      --------------------
Cash and cash equivalents at end of period                                      $444,753                  $782,095
                                                                    =====================      ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                               $ 53,093                   $ 3,705
         Income taxes                                                                  -                         -




The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of September 30, 1999 and December 31, 1998, and the results of operations for the three month and nine month periods ended September 30, 1999 and 1998, and the cash flows for the nine month periods ended September 30, 1999 and 1998 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1998 Annual Report on Form 10-K.


2. The earnings per share of common stock were computed by using the weighted average number of shares of common stock outstanding during the period. Basic and diluted amounts are the same for all periods presented.


3. The Company purchased 252,784 shares of its common stock at an aggregate purchase price of $446,538.50 from its majority shareholder during the period beginning March 11, 1999 through August 30, 1999. This price was consistent with shares trading freely on the Nasdaq SmallCap Market on that date. In additon, 2,000 shares were purchased on the open market at an aggregate price of $3,750.00. A total of 17,422 shares were issued to the accounts of qualified participants in the employees' 401(k) program. The balance of the common stock purchased, totaling 237,362, shares was cancelled.

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



                                                       September 30, 1999       December 31, 1998
  Raw materials                                              $3,422,894             $3,112,257
  Work in process                                               846,973                602,457
  Demonstration aircraft                                     1 ,220,473                987,325
  Used aircraft                                                 395,264              1,081,359

         Total inventories                                   $5,885,604             $5,783,398

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

         Management believes the reduction for 1998 in net loss from operations and the continued improvements in margins for 1999 is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1998 the Company continued to expand the Aviation Services Division, which sells pre-owned aircraft and markets refurbishment services. Also in 1998, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft. Revenue from sales of pre-owned aircraft increased by 69% in 1998 and revenues from refurbishment and service increased over 11%. For the first nine months of 1999 revenue from pre-owned aircraft sales increased 39% over the first nine months of 1998 and revenues from services and parts increased 52% for the same period. Management expects growth to continue for both refurbishment services and pre-owned aircraft sales in the future. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment.

         In October 1998 the Company announced the formation of Strategic Jet Services, Inc., a wholly owned subsidiary established to provide brokerage, sale, consulting and refurbishment work for jet aircraft. Income from this line of business is expected to begin improving the Company's profitability in 2000. During the second quarter of 1999, a brokerage commission was earned for the sale of a pre-owned Boeing 727 jet. The Company is continuing to expand efforts in this market.

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

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                           OPERATIONS AND FINANCIAL CONDITION

GENERAL:

For the three months ended September 30, 1999, Aviation General, Incorporated reported revenues of $2,980,139 and net loss of $165,604, or $.02 per share, compared to revenues for the third quarter of 1998 of $3,675,194 and a net loss of $95,189, or $.01 per share.

For the nine months ended September 30, 1999, revenues were $8,293,541 compared to $9,232,321 for the first nine months of 1998. The net loss for the nine month period ended September 30, 1999 was $496,925, or $.07 per share, compared to a net loss of $772,037, or $.11 per share for the nine months ended September 30, 1998.

The Company entered the fourth quarter of 1999 with a backlog of over $2.6 million and expects the quarter to be profitable. The financial results for 1999 should be the best in the Company's history with continued improvement expected for next year.

RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the third quarter of 1999 were derived from the sale of fourteen new and pre-owned aircraft which totaled $2,600,952 compared to sixteen aircraft sold in the comparable quarter of 1998 totaling $3,276,189. The decrease in revenue for the third quarter of 1999 was the result of delivering two fewer aircraft from the comparable period of 1998. For the first nine months of 1999 revenues from aircraft sales and broker commissions totaled $6,906,003 compared to $8,316,882 for the comparable period in 1998. The decrease was due to slower sales in the first and third quarters of 1999 compared to 1998. Through the first nine months of 1999, the Company delivered 33 new, pre-owned or brokered piston aircraft, compared to 36 for the first nine months of 1998. Management expects a significant improvement in revenues derived from the sale of aircraft for the fourth quarter of 1999.

Service revenues of $379,187 for the quarter ended September 30, 1999 decreased 5% from $399,005 for the comparable quarter in 1998. For the nine months ended September 30, 1999 service revenues totaled $1,387,538, an increase of 52% from $915,439 for the nine months ended September 30, 1998. The increase in revenues was due to additional billings for refurbishment of pre-owned aircraft and service billings to customers, including one large rebuild job totaling over $240,000 during the first quarter of 1999.

Cost of aircraft sales for the three month period ended September 30, 1999 decreased to $2,232,918 from $2,743,833 for the three-month period ended September 30, 1998. The decrease was due primarily to the decrease in sales of new and pre-owned aircraft sold during the period. For the first nine months of 1999 cost of aircraft sales decreased to $6,093,561 from $7,260,265 for the comparable period in 1998. The decrease was due to the mix between new and pre-owned piston sales and fewer total units delivered during the period.

Cost of sales for service and parts for the quarter ended September 30, 1999 decreased to $281,083 from $342,404 for the quarter ended September 30, 1998. The decrease was due primarily to the improvements made in margins on spare parts and refurbishment work arising from increased prices and reductions in operating and overhead costs in the quarter. For the nine months ended September 30, 1999 cost of sales for service increased 12% to $927,820 from $829,608 for the nine months ended September 30, 1998. The increase was due primarily to the 52% increase in sales volume.

Product development and engineering costs increased for the three months ended September 30, 1999 totaling $83,871 compared to $68,577 for the comparable period in 1998. The increase was due to costs associated with the certification of new avionics equipment. For the nine months ended September 30, 1999 product development and engineering expenses totaled $238,142 compared to $221,987 for the nine months ended September 30, 1998.

Sales and  marketing  expense  decreased  20% for the  three-month  period ended
September 30, 1999 to $349,353 from $436,043 for the comparable period ended September 30, 1998. Included in the third quarter of 1999 are costs totaling $34,049, consisting primarily of salaries, travel and office expenses for the Company's subsidiary, Strategic Jet Services, Inc. Advertising and show expenses were reduced during the third quarter of 1999 by $70,000 from the third quarter of 1998, due to fewer media ads and show expenses. All other areas of expense decreased slightly due to the reduction in advertising, personnel and demonstrator aircraft usage.

For the nine months ended September 30, 1999, sales and marketing expenses decreased 25% to $993,277 from $1,319,769 for the same period in 1998. Reductions in advertising and show expense accounted for over 80% of the decrease, while printing, travel, salary and commissions accounted for the balance of the reduction.

General and administrative expenses decreased approximately 25% to $212,783 for the third quarter of 1999 from $282,763 for the third quarter of 1998. The decrease was due primarily to legal and professional fees associated with the merger of Commander Aircraft Company and Aviation General, Incorporated during the third quarter of 1998. For the nine months ended September 30, 1999 general and administrative expenses decreased to $632,248 from $708,139 from the nine months ended September 30, 1998.

Other income decreased to $47,227 for the quarter ended September 30, 1999 from $102,575 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, other income decreased to $158,628 from $342,223 for the nine months ended September 30, 1998. The decrease was due primarily to interest earned on certificates of deposit held by the Company that were converted to cash during 1998 and the repayment of a note from an affiliate during the first quarter of 1999. Interest expense increased to $32,962 for the third quarter of 1999 from ($1,958) for the comparable period in 1998. For the first nine months of 1999 interest expense totaled $63,130 compared to $1,274 for the first nine months of 1998. This increase was due primarily to borrowings on the Company's line of credit with banks.

LIQUIDITY AND CAPITAL RESOURCES:

Cash balances decreased to $444,753 at September 30, 1999 from $645,706 at December 31, 1998. Accounts receivable increased to $979,801 at September 30, 1999 from $6,941 at December 31, 1998 due to aircraft that were sold and awaiting pick up by customers. Notes receivable decreased to $151,424 at September 30, 1999 from $169,935 at December 31, 1998 due to regular monthly payments received from the debtors. The balance due from the note receivable from related parties was $1,601,820 at September 30, 1999 and $1,507,843 at December 31, 1998. The note receivable from the related party is due June 30, 2000. The note is personally guaranteed by Mishal Al Sabah, a director and major shareholder of the Company, and is collateralized by common stock of Aviation General, Incorporated. During the first quarter of 1999, Stratesec, Incorporated redeemed $800,000 of the $1,000,000 notes receivable. The $200,000 of note receivable from Stratesec, Incorporated, was converted to common stock at $1.50 per share on October 8, 1999.

Inventories increased to $5,885,604 at September 30, 1999 from $5,783,398 at December 31, 1998. Raw materials, parts, and work in process increased approximately $555,153 while completed aircraft inventories increased $233,148 as the company maintained four demonstration aircraft on hand at September 30, 1999 and three at December 31, 1998. Inventory of pre-owned aircraft decreased by $686,095 at September 30, 1999 from December 31, 1998. Prepaid expenses and other current assets increased to $396,019 at September 30, 1999 compared to $259,860 at December 31, 1998, reflecting accrued interest receivable and prepayments for parts, material and tooling services.

During the first  nine  months of 1999  expenditures  for fixed  assets  totaled
$21,658, which were primarily for tooling, leasehold improvements and improvements to the Company's computer systems. The Company does not plan to spend significant funds for new property, plant and equipment for the balance of fiscal 1999. Most expenditures will be for repairs or replacements of plant equipment, and for computer hardware and software improvements which are not expected to exceed $10,000 for the balance of the fiscal year.

Accounts payable increased to $656,142 at September 30, 1999 from $622,618 at December 31, 1998. The small increase was due primarily to the increase in inventory to support the growing volume in the service and parts business. Accrued expenses increased to $631,672 at September 30, 1999 from $343,100 at December 31, 1998. The increase in accrued expenses is attributable to amounts owed for payroll taxes, accrued employee benefits, and a pre-owned aircraft payment transferred after September 30, 1999.

Refundable deposits decreased to $114,830 at September 30, 1999 from $252,498 at December 31, 1998 reflecting a large deposit for service work applied to a payment to restore a customer's damaged aircraft which was completed and paid during the first quarter of 1999.

Borrowings from bank lines increased to $1,553,267 at September 30, 1999 from $600,000 at December 31, 1998. The Company has two credit facilities in place to fund aircraft held for sale. In addition, a working capital revolving credit line is expected to be in place during the fourth quarter of 1999.

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

Management believes the reduction in net loss from operations is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1998 the Company continued to expand the Aviation Services Division, which sells pre-owned aircraft and markets refurbishment services. Also in 1998, the Company expanded its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft at a reasonable profit. Revenue from sales of pre-owned aircraft increased by 69% in 1998 and revenues from refurbishment and service increased over 11%. For the first nine months of 1999, revenues from pre-owned aircraft sales have increased 33% and revenues from refurbishment and service increased 52%. Management expects growth to continue for the balance of 1999 for both refurbishment services and pre-owned aircraft sales. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment.

In October 1998 the Company announced the formation of Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary established to provide brokerage, sale, consulting and refurbishment work for jet aircraft. Income from this line of business is expected to begin improving the Company's profitability in 2000. During the second quarter of 1999, one jet aircraft was sold by SJS and a commission of $107,750 was earned.

The Company introduced a new de-icing option and received certification from the Federal Aviation Administration in 1998, allowing equipped aircraft to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this optional equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition. During the third quarter of 1999, the Company was quick to offer installation of the latest state-of-the-art autopilot and navigational avionics. The Company continues to keep pace with its competition by factory installing the most popular options available on single-engine aircraft.

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

The Company has expanded its operations to include the Aviation Services Division and Strategic Jet Services, Inc., improved its products, dramatically decreased sales and marketing expenses and reduced debt and interest expense. Management believes that it made significant progress in 1998 and 1999, and it is reasonable to expect the Company to improve revenues, reduce costs, improve operating results and stabilize cash flow in 2000. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

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

During the second quarter of 1999, the Company purchased a new software program for tracking property, plant and equipment, as well as depreciation of its fixed assets for accounting and valuation purposes. A new file server was acquired during the third quarter of 1999 with a total cost for this hardware and software upgrades of $6,000.

A contingency plan was prepared during the third quarter and approved October 29, 1999, even though management believes that they have successfully addressed the Y2K challenge. Due to the complexity of the year 2000 issues and the interdependence between companies, government agencies, utilities, financial institutions and other entities, it is impossible to guarantee that the Company's year 2000 readiness program will be completely successful.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the three-month period ended September 30, 1999.

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




Date:  November 15, 1999