Form 10-K405
period 1999-12-31
AVIATION GENERAL INC
filed 2000-03-29
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K

-------
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999

                                       OR

-------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

Based on the closing sales price of March 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,271,481.

The number of shares outstanding of the registrant's common stock, $.50 par value, was 6,513,786 at March 15, 2000.

Total number of pages including cover page 43.

                                     PART 1

Item 1. Business

Aviation  General  Incorporated  (the  "company")  manufactures,   markets,  and
provides support services for single engine, high performance Commander aircraft, as well as providing sales, brokerage, and refurbishment services for pre-owned jet and piston-powered aircraft. Originally incorporated in 1988 as Commander Aircraft Company, the company is one of the few manufacturers in the world that produces single engine, high performance aircraft certified by the Federal Aviation Administration (FAA).

Incorporated under the laws of the State of Delaware as a holding company, Aviation General Incorporated succeeded Commander Aircraft Company effective August 4, 1998. The company does business through its two wholly owned subsidiaries: Commander Aircraft Company and Strategic Jet Services, Inc., both located in Bethany, Oklahoma.

Commander aircraft are derived from a line of single engine, high performance aircraft designed, certified and produced by the General Aviation Division of Rockwell International in the 1970s. Rockwell later sold its General Aviation Division to Gulfstream Aerospace Corporation, from which Commander Aircraft Company acquired the rights to the single engine, high performance Commander line. Subsequently, the company designed, engineered and implemented improvements to the Commander line. With an airframe design decades newer than the competition, Commander aircraft are certified to Federal Aviation Regulation
(FAR) 23 through Amendment 7, meeting more stringent standards for single engine, high performance aircraft than aircraft certified under the older Civil Air Regulation (CAR) 3. The Commander line has the best safety record in its class, according to an independent study of FAA and National Transportation and Safety Board (NTSB) statistics conducted by R.E. Breiling Associates, the leading accident analysis firm in general aviation. The following chart depicts the results of this study.

Total accident rate per 100,000 flight hours (1977-1998)

Commander 112/114 Series                     2.633
Beech Bonanza Series                         5.908
Mooney M20 Series                            6.342
Piper Saratoga Series                        9.298

The company's first production model, the Commander 114B, was certified by the FAA in 1992. The Commander 114B offers substantially improved performance, state-of-the-art instrumentation and avionics, and a luxuriously appointed, spacious cabin, while retaining the proven airframe and other features of the original Rockwell International design. The Commander 114B features an extensive range of standard equipment, retractable landing gear, 260 horsepower fuel injected engine, and a constant speed propeller. The aircraft has received favorable reviews in the aviation press worldwide and is recognized for its beautiful design, safety features, and its excellent flight, landing and handling characteristics.

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

The company received certification from the FAA in 1995 for the Commander 114TC, a turbocharged version of the Commander 114B. The Commander 114TC is equipped with the same beautiful, expansive interior and state-of-the-art systems as the Commander 114B, but utilizes a 270 horsepower turbocharged Lycoming engine which provides speeds up to 197 knots (227 miles per hour). The Commander 114TC is certified to an altitude of 25,000 feet, which makes it an excellent aircraft for mountainous regions, as well as high density altitude environments. Like its predecessor, the 114B, the Commander 114TC has received extensive favorable reviews by the aviation press.

In early 2000, the company introduced the Commander 115 and Commander 115TC. These new aircraft are the culmination of eight years of continuous product development following the certification of the 114B in 1992. They offer new levels of refinement, comfort, utility and longer range, as well as the latest advancements in avionics and instrumentation.

The statements in this report that relate to future plans, events or performance are forward looking statements that involve risks and uncertainties. Actual results, events and performance may differ materially due to overall changes in the economy as well as other factors. For example, the company may not achieve anticipated results if demand for its aircraft subsides or if its Aviation Services Division does not continue to grow. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

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

The company believes the market for its products will improve as a result of attrition of the existing fleet of aging single engine, high performance aircraft, development of new international markets for general aviation aircraft, increased use of single engine aircraft as a corporate tool for small and medium-sized businesses, and demand for advanced single engine trainers.

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

Marketing and Sales

The company markets its aircraft through a factory direct sales and marketing organization comprised of regional sales personnel who are managed and supported from the company's headquarters in Oklahoma. The marketing organization is augmented by a worldwide network of Commander Authorized Service Centers (ASCs). The company's marketing program utilizes a highly focused domestic and international advertising and public relations program that includes product advertising in leading business and aviation publications, and ongoing direct mail programs to owners and pilots.

The company's CFI Referral Program actively engages certified flight instructors
(CFIs) in the evaluation and acquisition process with their students. These key influencers play an important role in advising potential owners. To date, more than 1,800 CFIs have enrolled in this program.

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

One new aircraft and two pre-owned aircraft sold in 1999 were delivered to foreign customers accounting for $1,158,170 or 10% of the revenues from aircraft sales. Information regarding the company's export sales and major customers is incorporated herein by reference to Note H - Sales Concentrations, of the Notes to Consolidated Financial Statements. The company anticipates that domestic sales will continue to account for a significant portion of its market in the future, however it is anticipated that international markets will continue to improve and account for an increased portion of the company's sales in the future.

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

Revenues generated by the Aviation Services Division grew significantly in 1998 and 1999, and are expected to continue to grow in 2000. In addition, the company's new subsidiary, Strategic Jet Services, Inc. generated its first revenues in 1999 and is expected to grow significantly in 2000.

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

Competition

Purchasers of single engine, high performance aircraft choose among competitive models on the basis of numerous factors, including performance, reliability, price, appearance, quality of service and reputation of the aircraft and the manufacturer. Aviation General, Incorporated believes that it can favorably compete with its competitors on the basis of the safety, quality, comfort, and performance of its aircraft, and the quality and scope of the support services the company provides to its customers. The company further believes its aircraft are competitively priced and have a number of features, including certification to stricter standards, newer, more attractive design and larger cabin size, which  make  them  competitive  with or  superior  to the  single  engine,  high performance aircraft produced by its four principal competitors. Raytheon Aircraft Corporation suspended production of one of its single engine, high performance models, the F33A Bonanza, in 1994. Raytheon's other single engine, high performance model, the A36, remains in production. Mooney Aircraft
Corporation produces single engine, high performance aircraft that are significantly smaller than the 114B and 114TC. New Piper Aircraft Corporation produces two single engine, high performance, six place aircraft with similar performance. Socata's marketing efforts are, for the most part, focused in Europe and Asia. Each of these competitors has been well established in the general aviation industry for years and may have access to greater resources than are available to the company.

The company's aircraft are decades newer in design than the Bonanza, Mooney and Piper competitive models and are certified to the newer, more stringent Federal Aviation Regulation (FAR) 23 through Amendment 7 standard rather than the older Civil Air Regulation (CAR) 3. The Commander line has the best safety record in its class, according to an independent study of FAA and National Transportation and Safety Board (NTSB) statistics conducted by R.E. Breiling Associates, the leading accident analysis firm in general aviation.

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

In mid-1994, Congress enacted the General Aviation Revitalization Act, S. 1458, which established an 18-year statute of repose for general aviation aircraft and component manufacturers. This legislation prohibits product liability suits against aircraft manufacturers when the aircraft involved in an accident is more than 18 years old when the accident occurs. This action eliminated all Rockwell manufactured Commanders produced in the 1970's from the company's liability tail. The only aircraft that the company bears manufacturing responsibility for are the models 114B, 114AT and 114TC produced from 1992 through the present. At December 31, 1999 this totaled approximately 156 aircraft, which includes 71 aircraft exported from the United States.

Through March 1, 1995, the company maintained product liability insurance with coverage of $10 million per occurrence and $10 million in the aggregate, with deductible of $200,000 for aircraft built through March 1, 1995. Management believes that the premiums for this type of insurance are rapacious, the policies are full of holes, the insurance companies end up controlling any litigation and are loathe to vigorously defend unwarranted claims, and prefer to settle and raise premiums rather than defend unwarranted claims. Thus, management believes that the interest of shareholders is better served by vigorously defending claims through the services of highly qualified specialists and attorneys rather than retaining product liability insurance to settle exorbitant claims. As such, the company elected not to retain product liability insurance coverage commencing March 1, 1995. The company could be exposed to significant financial risks if losses from products liability were to occur.

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


Employees

The  company  has  a  total  of  98  full-time   employees.   Aviation  General,
Incorporated believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the company has been successful in attracting and retaining skilled employees. None of the company's employees are covered by a collective bargaining agreement, and Aviation General, Incorporated considers its employee relations to be good.

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

A summary of lease payments is presented in Note G - Leases, of the Notes to Consolidated Financial Statements for 1999, which is hereby incorporated by reference.

Item 3.  Legal Proceedings

On February 18, 2000, a lawsuit was filed in the Third Judicial District Court in Salt Lake City, Utah on behalf of the estate of Frank Earl against Aeroquip-Vickers, Inc., Commander Aircraft Company, and Textron Lycoming, Inc. The plaintiff alleges that Mr. Earl was killed in the crash of a Commander 114TC July 18, 1998 due to the failure of a clamp manufactured by Aeroquip-Vickers, Inc. that secured the turbocharger to the exhaust pipe, which ultimately caused the aircraft to crash. Amounts of damages are not specified in the complaint. Although it is too early for the ultimate outcome of this claim to be determined, management does not believe the company bears any responsibility and will vigorously defend against this claim and currently believes that this action will not have a material impact on the company's operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The common stock of Commander Aircraft Company, $.50 par value, was traded on the NASDAQ Small-Cap Market (symbol CMDR) prior to the merger in August 1998. Subsequent to the merger, the stock continues to trade as Aviation General, Incorporated (symbol AVGE). This table presents its high and low market prices during the past two years. The company has never paid dividends in the past, and does not intend to pay dividends in 2000.

                       Quarterly Common Stock Price Ranges

                         1999                                1998
               --------------------------         ---------------------------
Quarter           High             Low                High              Low
-------           ----             ---                ----              ---
 1st               3                1 1/2              2 1/2             1 1/2
 2nd               2 1/8            1 1/4              3                 1 3/8
 3rd               2                1 1/8              4 1/8             1 1/2
 4th               1 31/32           7/16              3 1/2             1 1/4

There were 111 holders of record of the company's common stock as of December 31, 1999. The company issued no shares during 1999.

Item 6.  Selected Financial Data

The selected financial data presented below for each year in the five year period ended December 31, 1999 have been derived from the company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.


                                                     Year Ended December 31
                           --------------------------------------------------------------------------
                                           (Amounts in thousands, except per share data)
                           1999             1998              1997              1996             1995
                           ----             ----              ----              ----             ----
   Operation Data:

   Net sales               $13,667          $10,712           $8,062            $7,958          $9,398
   Net loss                $(385)           $(1,849)          $2,140)           $(3,408)        $(2,559)
   Loss per share          $(.05)           $(.25)            $(.31)            $(.51)          $(.39)

   Balance Sheet Data:

   Total assets            $8,632           $10,148           $10,940           $11,060         $14,715
   Long-term debt            -                 -                 -              $2,446             -



Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

                                  1999 vs. 1998

Revenues  increased 28% in 1999 to $13,667,245 from $10,711,827 in 1998, and the net loss was reduced 79% to $385,018 from $1,849,400 in 1998. Net loss per share decreased to $.05 per share in 1999 from $.25 per share in 1998.

Revenues from aircraft sales increased 27% in 1999 to $11,926,234 from $9,375,478 in 1998. New aircraft deliveries remained constant in 1999 and 1998 at 13 units, while pre-owned and consigned aircraft sales increased to 35 aircraft in 1999 from 29 in 1998. A portion of the increase in revenues was due to an increase in selling prices of new aircraft, but most of the increase was due to the additional number of pre-owned aircraft sold, particularly late model 114Bs and 114TCs.

The revenues generated by the service, parts and refurbishment business increased 30% in 1999 to $1,741,011 from $1,336,349 in 1998. The increase in revenue was due to a major rebuild of a customer's aircraft, along with higher volume of parts shipments.

Aircraft cost of sales increased by 17% to $10,198,033 in 1999 from $8,751,936 in 1998. The increase was significantly smaller than the increase in revenue from aircraft sales which resulted in substantially higher margins in 1999. The increase in aircraft cost of sales was due to the increased number of pre-owned aircraft sold and higher costs for material and labor for new aircraft produced.

Service and parts cost of sales increased to $1,178,633 in 1999 from $1,094,075 in 1998. The increase of only 8% in costs on a sales increase of 30% was accomplished by higher prices for parts and refurbishment work and continued control of labor and overhead costs in the Completion Center.

Engineering and product development costs increased 9% in 1999 to $336,855 from $308,772 in 1998. The increase was due primarily to expenses involved with the certification of new avionics and electrical equipment introduced as standard or optional equipment for new aircraft. The balance of costs was incurred for routine sustaining engineering projects.

Sales and marketing expenses decreased 18% to $1,430,266 in 1999 from $1,745,732 in 1998. Advertising expenses accounted for the decrease as they were reduced from $590,000 in 1998 to $270,000 in 1999. General and administrative expenses were reduced 4% in 1999 to $1,006,306 from $1,044,266 in 1998. The decrease was due to a reduction in insurance expense and lower expenses in virtually all areas. Included in general and administrative expenses for 1999 is $178,500 for costs associated with the operations of Strategic Jet Services, Inc. compared to $128,000 in 1998.

Interest income totaled $200,010 in 1999, down from $324,043 in 1998. Most of the reduction in interest income in 1999 was due to the redemption of $800,000 notes receivable from a related party in February, which bore interest at 10% per annum. The balance of the change was due to interest earned on certificates of deposit that were redeemed during 1998.

Interest expense increased to $115,405 in 1999 from $12,619 in 1998. This increase was due to the company's line of credit with several financial sources that provided floor planning for aircraft held for sale.

                                  1998 vs. 1997

Total revenues increased by 33% in 1998 to $10,711,827 from $8,062,369 in 1997, and the net loss was reduced by approximately 14% to $1,849,400 in 1998 from $2,140,637 in 1997. Net loss per share decreased to $.25 in 1998 from $.31 in 1997.

New aircraft deliveries increased to 13 units in 1998 from 12 in 1997, while pre-owned and consigned aircraft sales increased to 29 aircraft in 1998 from 22 in 1997. Revenues from aircraft sales increased 37% to $9,375,478 in 1998 from $6,860,413 in 1997. The increase was due to higher unit prices, especially in pre-owned aircraft, coupled with an increase in volume of aircraft delivered.

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

Liquidity and Capital Resources

Cash used in operations totaled only $61,505 for 1999 compared to cash used in operations of $932,295 in 1998. Notes and accounts receivable increased by $79,393 due to the sale of one pre-owned aircraft, paid in full shortly after year-end, and the changes in the balance of the note receivable for a new aircraft. Notes receivable from related parties increased during 1999 to $1,736,552 from $1,507,843 at December 31, 1998 due to the sale of one aircraft on account less payments on account. Accrued interest due on the note receivable from the related party at year-end 1999 was $0, compared to $143,588 at December 31, 1998. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of Commander International. The note was reclassified from current assets to other assets due to the probability that payment in full will not occur within the next year.

Inventories were reduced $639,678 as raw materials and purchased parts inventory declined $245,000 and pre-owned aircraft held for resale at December 31, 1999 declined $365,000. Three new demonstration aircraft were on hand at the end of 1999 carried at a value of $964,324 compared to three aircraft on hand at the end of 1998 totaling $987,325. Six pre-owned aircraft were held for sale at December 31, 1999 at a total value of $716,701 compared to six pre-owned aircraft on hand as of December 31, 1998 carried at a cost of $1,081,359.

Accounts payable were reduced to $451,645 at December 31, 1999 from $622,618 at the end of the prior year as payments were made more timely and purchases on account for inventories were lower. Refundable deposits for aircraft and service decreased as of December 31, 1999 to $233,363 from $252,498 the previous year end due primarily to a large deposit received prior to year-end 1998 to rebuild a customer's aircraft damaged in Mexico. The company had no long-term debt as of December 31, 1999 and 1998.

Capital expenditures totaled $61,633 in 1999. The company invested approximately $38,000 in new tooling. The balance of the expenditures was primarily for computer hardware and software to insure compliance with the year 2000 change.

The company established a line of credit with a bank in the amount of $1,500,000 for the purpose of funding used aircraft for inventory. At December 31, 1999 borrowings under this line totaled $431,780. The notes bear interest at prime plus 1% and are secured by individual aircraft and certain guarantees. In addition, the company established a line of credit with a financial institution in the amount of $3,000,000 to provide funding for new aircraft as well as pre-owned piston and turbine aircraft. The notes contain variable interest rates up to 12.5%, mature in six month intervals and are renewable at the option of the company for an additional six months. Borrowings under this line totaled $300,000 at December 31, 1999.

Pursuant to the company's 1,000,000 share stock repurchase plan, 910,284 shares of Aviation General, Incorporated common stock have been repurchased through December 31, 1999. During 1999, the stock repurchased by the company totaled 784,184 shares at a cost of $1,108,904. Subsequent to December 31, 1999 the company repurchased an additional 80,000 shares for $100,000. The company expects to announce another stock repurchase program in 2000.

The company has financed its cash needs since inception with debt, private investor capital, proceeds from an initial public offering and from subsequent stock issuances. Management does not believe additional outside funding will be required in 2000. A more detailed discussion of the company's plans to maintain liquidity for 2000 is included in Note N - Management Plans, of the Notes to Consolidated Financial Statements for 1999.

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

In 1999 these plans continued the implementation started in 1998. Revenues from aircraft deliveries rose 29% in 1999 and 37% in 1998. Most of this increase was due to the expansion of the Aviation Services Division's efforts to buy, refurbish and sell more pre-owned aircraft. Revenues from service and parts sales increased 30% in 1999 as well. Strategic Jet Services was created to add the potential for increased profits in the jet brokerage business. Management continues to minimize inventory costs through just-in-time scheduling as planned. Efforts to reduce marketing expenses have been successful while increasing the number of potential customer contacts. The programs to optimize marketing costs continue to be refined in 2000. The company has reorganized its service center, paint and upholstery facilities into a completion center to effectively meet the growth in refurbishment and pre-owned aircraft sales. The creation of Strategic Jet Services gives the company an opportunity to expand into the more lucrative used jet aircraft sales and brokerage business.

Market Risk

The company's market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. The note receivable held by the company includes a quarterly adjustment clause, which permits the company to increase or decrease, the amount of interest charged based on bank prime rates. Virtually all transactions with international customers are made in U.S. dollars, thereby minimizing the risk associated with foreign currency exchange rates. The company has no significant risk associated with commodity prices. The company has no other financial instruments that are subject to material market risk.

Inflation

Management believes that the overall effects of inflation on the company's costs of materials and supplies have been minimal. For each of the past five years, cost of sales was virtually the same as it would have been on a current cost basis. The company uses a moving average cost for inventory valuation and cost changes are not readily recognized in the short-term.

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Data:

                                                                      Page

Report of Independent Public Accountants                              15

Financial Statements:

Consolidated Balance Sheets December 31, 1999 and 1998                16

Consolidated      Statements of Operations for the years ended        18
            December 31, 1999, 1998 and 1997

Consolidated Statement of  Stockholders' Equity for the               19
            years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended             20
            December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                            22


Supplementary Financial Data:

         Selected Quarterly Financial Data for the years ended
              December 31, 1999 and 1998 (unaudited)                    36

               Report of Independent Certified Public Accountants

Stockholders
Aviation General, Inc.

We have audited the accompanying consolidated balance sheets of Aviation General, Inc. (a Delaware corporation) and Subsidiaries (Note A), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation General, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 12, 2000

                     Aviation General, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS                                                  1999               1998
                                                                                     ------------------ ---------------
CURRENT ASSETS

    Cash and cash equivalents                                                         $      281,138     $      645,706
    Investment in debt securities - related parties                                              -            1,000,000
    Accounts receivable                                                                      111,403              6,941
    Notes receivable from related party                                                          -            1,507,843
    Current portion of note receivable                                                        19,535             21,286
    Inventories                                                                            5,143,720          5,783,398
    Prepaid expenses and other assets                                                        172,273            259,860
                                                                                       -------------      -------------

                  Total current assets                                                     5,728,069          9,225,034

PROPERTY AND EQUIPMENT - AT COST
    Office equipment and furniture                                                           355,492            347,565
    Vehicles and aircraft                                                                     84,021             84,021
    Manufacturing equipment                                                                  362,205            358,332
    Tooling                                                                                  563,193            525,536
    Leasehold improvements                                                                   311,764            309,144
                                                                                       -------------      -------------
                                                                                           1,676,675          1,624,598
       Less accumulated depreciation                                                         951,791            850,313
                                                                                       -------------      -------------
                                                                                             724,884            774,285

OTHER ASSETS

    Note receivable, less current maturities                                                 125,331            148,649
    Available-for-sale equity securities - related party                                     317,151                -
    Note receivable from related party                                                     1,736,552                -
                                                                                        ------------      -------------
                                                                                           2,179,034            148,649
                                                                                        ------------      -------------

                                                                                       $   8,631,987      $  10,147,968
                                                                                        ============      =============

                     Aviation General, Inc. and Subsidiaries
17


           LIABILITIES AND STOCKHOLDERS' EQUITY                                             1999               1998
                                                                                     ------------------ ---------------
CURRENT LIABILITIES
    Accounts payable                                                                  $      451,645     $      622,618
    Accrued expenses                                                                         344,525            343,100
    Refundable deposits                                                                      233,363            252,498
    Notes payable                                                                            731,780            600,000
                                                                                       -------------      -------------

                  Total current liabilities                                                1,761,313          1,818,216

COMMITMENTS AND CONTINGENCIES                                                                    -                  -

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value; authorized, 5,000,000 shares; none issued                  -                  -
    Common stock - $.50 par value;  authorized,  20,000,000 shares;  issued,
       7,043,186 shares in 1999; issued and outstanding,
       7,280,548 shares in 1998                                                            3,521,593          3,640,274
    Additional paid-in capital                                                            36,881,466         37,178,230
    Treasury stock - at cost (529,400 shares)                                               (658,615)               -
    Accumulated deficit                                                                  (32,873,770)       (32,488,752)
                                                                                         -----------        -----------
                                                                                           6,870,674          8,329,752
                                                                                        ------------       ------------


                                                                                       $   8,631,987       $ 10,147,968
                                                                                        ============        ===========





    The accompanying notes are an integral part of these statements.

                     Aviation General, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                            1999              1998              1997
                                                                      ----------------  ----------------  -------------
NET SALES

    Aircraft                                                             $11,926,234     $  9,375,478       $ 6,860,413
    Service                                                                1,741,011        1,336,349         1,201,956
                                                                         -----------      -----------        ----------
                                                                          13,667,245       10,711,827         8,062,369

COST OF SALES

    Aircraft                                                              10,198,033        8,751,936         6,750,525
    Service                                                                1,178,633        1,094,075         1,025,367
                                                                         -----------      -----------        ----------
                                                                          11,376,666        9,846,011         7,775,892
                                                                          ----------      -----------        ----------

                  Gross margin                                             2,290,579          865,816           286,477

OTHER OPERATING EXPENSES
    Product development and engineering costs                                336,855          308,772           316,158
    Selling, general, and administrative expenses                          2,436,578        2,792,826         2,333,673
                                                                         -----------      -----------        ----------
                                                                           2,773,433        3,101,598         2,649,831
                                                                         -----------      -----------        ----------

                  Operating loss                                            (482,854)      (2,235,782)       (2,363,354)

OTHER INCOME (EXPENSES)
    Interest income                                                          200,010          324,043           292,949
    Other income                                                              14,858           83,346            73,848
    Interest expense                                                        (115,405)         (12,619)         (131,768)
    Other expense                                                             (1,627)          (8,388)          (12,312)
                                                                        ------------     ------------       -----------
                                                                              97,836          386,382           222,717
                                                                        ------------     ------------       -----------

                  NET LOSS                                             $    (385,018)    $ (1,849,400)      $(2,140,637)
                                                                        ============      ===========        ==========

BASIC AND DILUTED LOSS PER SHARE
    Weighted average common shares outstanding                             7,037,267        7,280,548         6,980,494
                                                                        ============      ===========        ==========

    Loss per share                                                     $        (.05)    $       (.25)      $      (.31)
                                                                        ============      ===========        ==========

    The accompanying notes are an integral part of these statements.

                     Aviation General, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998, and 1997

                                                                   Additional                                             Total
                                        Common stock                 paid-in       Treasury           Accumulated     Stockholders'
                                    Shares         Amount            capital        stock               deficit          equity
                                 ------------  -------------     ------------    ---------------     -------------     ------------
Balance at January 1, 1997        6,720,548       $3,360,274      $31,770,862     $       -         $(28,498,715)      $  6,632,421

Exchange of notes payable
   for common stock                 200,000          100,000        1,987,368              -                 -            2,087,368

Sale of common stock                360,000          180,000        3,420,000              -                 -            3,600,000

Net loss                                -                -                -                -          (2,140,637)        (2,140,637)
                                 ------------  -------------     ------------    ---------------     -------------     ------------

Balance at December 31, 1997      7,280,548        3,640,274       37,178,230              -         (30,639,352)        10,179,152

Net loss                                -                -                -                -          (1,849,400)        (1,849,400)
                                 ------------  -------------     ------------    ---------------     -------------     ------------

Balance at December 31, 1998      7,280,548        3,640,274       37,178,230              -         (32,488,752)         8,329,752

Purchase of treasury stock              -                -                -         (1,108,904)              -           (1,108,904)

Retirement of treasury stock       (237,362)        (118,681)        (296,764)         415,445               -                  -

Sale of treasury stock                  -                -                -             34,844               -               34,844

Net loss                                -                -                -                -            (385,018)          (385,018)
                                 ------------  -------------     ------------    ---------------     -------------     ------------

Balance at December 31, 1999      7,043,186       $3,521,593      $36,881,466     $   (658,615)     $(32,873,770)      $  6,870,674
                                 ============  =============     ============    ===============     =============     ============









    The accompanying notes are an integral part of these statements.

                     Aviation General, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                    1999           1998           1997
                                                                             ---------------  -------------   -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Net loss                                                                  $   (385,018)    $(1,849,400)   $(2,140,637)
   Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation and amortization                                             111,034         106,130        101,853
        Noncash interest earnings                                                 (17,151)            -              -
        Sale of aircraft and parts on notes receivable                           (493,977)        (17,044)       (73,352)
        Receipts on aircraft notes receivable                                     290,337         161,611        952,147
        Gain on retirement of property and equipment                                 (850)            (91)        (8,425)
        Changes in assets and liabilities
           (Increase) decrease in

              Accounts receivable                                                (104,462)        335,976       (319,479)
              Inventories                                                         639,678        (173,269)     1,697,969
              Prepaid expenses and other assets                                    87,587         (56,045)      (199,893)
           Increase (decrease) in

              Accounts payable                                                   (170,973)        352,364       (237,390)
              Accrued expenses                                                      1,425          30,155       (264,271)
              Refundable deposits                                                 (19,135)        177,318         65,200
                                                                              -----------     -----------   ------------

              Net cash used in operating activities                               (61,505)       (932,295)      (426,278)

Cash flows from investing activities
   Change in short-term investments                                                   -         1,224,845     (1,106,453)
   Capital expenditures                                                           (61,633)       (167,936)       (23,356)
   Proceeds on sales of property and equipment                                        850           1,068         42,700
   Purchase of debt securities                                                        -        (1,000,000)           -
   Proceeds from investment in debt securities                                    800,000             -              -
   Purchase of available-for-sale equity securities                              (100,000)            -              -
                                                                              -----------     -----------   ------------

              Net cash provided by (used in) investing activities                 639,217          57,977     (1,087,109)

Cash flows from financing activities
   Proceeds from borrowings                                                     3,819,714         873,000        645,000
   Payments on borrowings                                                      (3,687,934)       (375,000)    (1,788,500)
   Proceeds from sale of stock                                                        -               -        3,600,000
   Purchase of treasury stock                                                  (1,108,904)            -              -
   Sale of treasury stock                                                          34,844             -              -
                                                                              -----------     -----------   ------------

              Net cash provided by (used in) financing activities                (942,280)        498,000      2,456,500
                                                                              -----------     -----------     ----------

              NET INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                             (364,568)       (376,318)       943,113

Cash and cash equivalents at beginning of year                                    645,706       1,022,024         78,911
                                                                              -----------      ----------   ------------

Cash and cash equivalents at end of year                                     $    281,138    $    645,706    $ 1,022,024
                                                                              ===========     ===========     ==========

                             Year ended December 31,

                                                                                    1999           1998           1997
                                                                             ---------------  -------------   -------------

Cash paid during the year for:

   Interest                                                                  $    115,000      $    8,000      $   105,000
   Income taxes                                                                     -                -               -



Noncash investing and financing activities:

1999

   Exchange  of  debt  securities  -  related  party  with  a  carrying  value
   of  $200,000  and  accrued   interest  of  $17,151  for available-for-sale
   equity securities - related party.

1997

   Transfer of aircraft with a net book value of $178,778 from property and equipment to inventory and exchange of $484,765 in notes receivable and $65,235 in accrued interest receivable from related party for used aircraft inventory. Exchange of $2,000,000 in notes payable and $87,368 in accrued interest for 200,000 shares of common stock.


















    The accompanying notes are an integral part of these statements.

                                       22

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - ORGANIZATION AND OPERATIONS

    Aviation General, Inc. ("AGI") was incorporated August 4, 1998 under the laws of the State of Delaware, and is the successor to the operations of Commander Aircraft Company ("CAC"). AGI is a holding company which, through its wholly-owned subsidiaries, CAC and Strategic Jet Services, Inc. ("SJS") (collectively referred to as the "Company"), manufactures, markets, and provides support services for single engine, high performance Commander aircraft and to a lesser extent provides sales and service of other used aircraft. On August 5, 1998, CAC (incorporated under the laws of the Commonwealth of Virginia on June 22, 1988) was merged with AGI. Each share of CAC common stock was converted into one share of AGI common stock. All outstanding stock options of CAC were converted into AGI stock options on a one-to-one basis and all terms of the options remained unchanged. On August 6, 1998, SJS was incorporated under the laws of the State of Delaware. SJS provides consulting, sales, brokerage, and refurbishment services for jet aircraft. The reorganization and merger had no effect on previously reported stockholders' equity or loss per share amounts.

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

    2.     Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. As of December 31, 1999 and 1998, the Company has approximately $279,000 and $600,000, respectively, on deposit at one financial institution.

                           December 31, 1999 and 1998

    3.     Investments

    Debt securities that the Company has both the positive intent and ability to hold until maturity are classified as held-to-maturity, and are carried at amortized cost.

   The Company's investment in equity securities is classified as available-for-sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs included in earnings. At December 31, 1999, the fair value of available-for-sale securities approximates cost.

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

                                                     1999              1998
                                                --------------    -------------

       Raw materials                              $2,867,102        $3,112,257
       Work in process                               595,593           602,457
       Demonstration aircraft                        964,324           987,325
       Used aircraft                                 716,701         1,081,359
                                                  ----------         ---------

                                                  $5,143,720        $5,783,398
                                                   =========         =========

                           December 31, 1999 and 1998

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

    9.     Prepaid Advertising and Advertising Costs

    The Company expenses the cost of advertising as incurred, except for prepaid advertising. Prepaid advertising consists of costs for future magazine advertisement. These costs are expensed when the advertisements are published. Advertising expense for the years ended December 31, 1999, 1998, and 1997 was approximately $270,000, $590,000, and $390,000, respectively.

    10.    Loss Per Common Share

    Loss per common share is calculated based on the weighted average number of shares outstanding during the year pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Because the conversion prices for warrants and options are greater than the average market price for the periods presented, the assumed conversion of such securities are antidilutive (see Note F).

    11.    Use of Estimates

    In preparing the Company's consolidated financial statements, management makes estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

                           December 31, 1999 and 1998

6.  Property and Equipment

    Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over estimated useful lives ranging from three to fifteen years.

NOTE C - NOTE RECEIVABLE

    From time to time, the Company finances the sale of new aircraft with notes receivable from customers which are collateralized by the aircraft. The note receivable matures February 1, 2005 and bears interest at prime plus 1.5%.

    A summary of the note receivable as of December 31 is as follows:

                                                  1999             1998
                                              ------------     -----------

       Amounts due within one year             $  19,535        $  21,286
       Amounts due after one year                125,331          148,649
                                                 -------          -------

            Total note receivable               $144,866         $169,935
                                                 =======          =======

NOTE D - NOTES PAYABLE

    Notes payable consist of outstanding draws under revolving credit facilities. The revolving credit facilities may be drawn down to purchase new and used aircraft. Interest is payable monthly at fixed rates of 9.25% to 9.5% and variable rates of 4% over prime (effective rate at December 31, 1999 of 12.5%).

NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1999 and 1998 as required by SFAS No. 107, Disclosure About Fair Value of Financial
    Instruments. Such information, which pertains to the Company's financial instruments, is based upon the requirements of SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company:

       Cash and Cash Equivalents. The balance sheet carrying amounts of cash and cash equivalents approximate fair values of such assets.

       Investment in Debt Securities - Related Party (see Note I). The fair values of investments in debt securities are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998

NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

       Notes Receivable. The carrying amount approximates fair value because of the fluctuating interest rate associated with the notes receivable.

       Notes  Receivable  From Related  Party (see Note I). The carrying  amount
       approximates  fair  value  because  of  the  fluctuating   interest  rate
       associated with the line of credit and its short-term nature.

       Available-For-Sale Equity Securities - Related Party. The estimated fair value is based on quotes from independent pricing sources.

       Notes Payable. The carrying value of notes payable approximates fair value because of variable interest rates and the short-term nature of the instruments.

    All of the Company's financial instruments are for purposes other than trading.


                                                                         1999                            1998

                                                               Carrying           Fair         Carrying            Fair
                                                                amount           value          amount           value
                                                             ------------   ---------------  ------------   --------------
    Cash and cash equivalents                                $   281,138    $   281,138      $   645,706    $   645,706
    Notes receivable                                             144,866        144,866          169,935        169,935
       Investment in debt securities - related party                 -              -          1,000,000      1,007,137
       Notes receivable from related party                     1,736,552      1,736,552        1,507,843      1,507,843
       Available-for-sale equity securities - related party      317,151        317,151              -              -
       Notes payable                                            (731,780)      (731,780)        (600,000)      (601,474)


NOTE F - STOCK OPTION PLANS

   In December 1993, the Company approved a stock option plan for issuance of up to 300,000 shares of stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance has subsequently been increased to 1,800,000 shares. The stock option plan also provides for automatic grants to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 1999, approximately 332,000 shares remain to be granted under the plan. The stock options generally vest ratably over a three-year period.

    The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and loss per share would have been increased to the pro forma amounts for the years ended as indicated below.

                           December 31, 1999 and 1998

NOTE F - STOCK OPTION PLANS -  CONTINUED

                                    1999              1998              1997
                               --------------   ----------------  --------------

       Net loss

           As reported           $(385,018)       $(1,849,400)      $(2,140,637)
           Pro forma              (708,612)       $(2,069,761)      $(2,362,514)

       Loss per share

           As reported           $   (.05)        $    (.25)        $   (.31)
           Pro forma             $   (.10)        $    (.28)        $   (.34)

   The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: No expected dividends; expected volatility of 66%, 66%, and 64%, risk-free interest rate of 5.5%, 5.5%, and 5.9%, and expected lives of five years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant.

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

   A summary of the status of the Company's stock option plan as of December 31, 1999, 1998, and 1997 and changes during the years ending on those dates is presented below.


                                                           1999                   1998                     1997
                                                   --------------------  ------------------------   -----------------
                                                              Weighted                Weighted                Weighted
                                                                average                 average                average
                                                               exercise                exercise               exercise
                                                    Shares       price     Shares        price     Shares       price
                                                  --------   ----------  ---------   ----------  ----------  ---------
       Outstanding at beginning of year             980,880      $2.97     691,349      $3.65      510,500      $4.21
       Granted                                      700,000      $1.58     672,400      $2.67      206,850      $2.28
       Exercised                                      -          -             -         -             -         -
       Forfeited                                    (220,000)    $3.30    (382,869)     $3.68      (26,001)     $4.73
                                                  ----------              --------                --------

       Outstanding at end of year                  1,460,880     $2.27     980,880      $2.97      691,349      $3.65
                                                   =========              ========                 =======

       Options exercisable at year end              398,983      $3.01     234,360      $3.89      304,327      $4.37

       Weighted average fair value of options
           granted during the year                               $0.74                  $1.33                   $1.33



                           December 31, 1999 and 1998

NOTE F - STOCK OPTION PLANS -  CONTINUED

The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:


                                                             Options outstanding                   Options exercisable
                                                                   Weighted-
                                                                    average    Weighted-                    Weighted-
                                                      Number      remaining     average         Number       average
                                                   outstanding   contractual    exercise      exercisable    exercise
                                                   at 12/31/99       life        price        at 12/31/99    price
                                                   -----------   ----------     -------      -------------  ----------
       Range of exercise prices
           $1.38 to $1.75                             643,000     3.26 years      $1.57              -          -
           $1.76 to $2.75                             713,880     2.88 years      $2.59          294,983       $2.52
           $2.76 to $4.00                              40,000     1 year          $3.25           40,000       $3.25
           $4.01 to $5.25                              64,000     .37 years       $5.08           64,000       $5.08
                                                  -----------                                   --------

           $1.38 to $5.25                           1,460,880                                    398,983
                                                    =========                                    =======

NOTE G - LEASES

    The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 2004. Rental expense under these leases was approximately $271,000, $264,000, and $256,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The future annual minimum lease payments under these leases at December 31, 1999 are as follows:

    Year ending December 31
                     2000                                          $   274,278
                     2001                                              281,861
                     2002                                              289,672
                     2003                                              250,536
                     2004                                               21,504
                                                                   -----------

                     Total future minimum lease payments            $1,117,851
                                                                     =========

                           December 31, 1999 and 1998

NOTE H - SALES CONCENTRATIONS

    The geographic sales of the Company's new aircraft are as follows:


                                                  1999                       1998                      1997
                                          -----------------------   -----------------------   ------------------------
                                          Number        Amount       Number        Amount      Number         Amount
                                          ------     ------------    ------     ------------   ------      ---------
    United States                             12       $5,757,791       10        $4,182,703       12        $4,583,063
    Europe                                   -                -          2           828,750        -               -
    South America                              1          424,770        1           511,700        -               -



    The Company's 1999 used aircraft sold in the United States and Europe were 29 and 2, respectively, totaling $4,853,789 and $733,400, respectively. Brokerage commissions of $156,484 were received in 1999 as a selling agent for used aircraft.

    The Company's 1998 used aircraft sold in the United States and Europe were 21 and 2, respectively, totaling $3,205,325 and $647,000, respectively.

    During 1997, used aircraft sold in the United States and Europe were 13 and 2, respectively, totaling $1,876,350 and $401,000, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

    The Company extends financing for aircraft and spare parts sold either directly to a director of the corporate general partner of the Company's majority stockholder or to an Authorized Sales and Service Representative owned by the director under a line of credit of $5,000,000. All outstanding advances under this line of credit and accrued interest thereon are due on June 30, 2000. The line of credit bears interest at 1% over the Morgan Guaranty of New York prime rate (9.5% at December 31, 1999), payable quarterly, in arrears. Following is a summary of transactions under this line of credit for 1999, 1998, and 1997:

                                                                                 1999            1998           1997
                                                                            --------------  -------------- -------------
       Balance at beginning of year                                            $1,508,000     $1,497,000     $2,648,000

       Sale of used aircraft                                                      493,000            -              -
       Sale of spare parts                                                            -           11,000         57,000
       Purchase of aircraft for inventory                                             -              -         (485,000)
       Cash payments received                                                    (265,000)           -         (723,000)
                                                                               ---------- --------------     ----------

       Balance at end of year                                                  $1,736,000     $1,508,000     $1,497,000
                                                                                =========      =========      =========

                           December 31, 1999 and 1998

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

   Accrued interest receivable under this line of credit agreement totaled $0 and $143,588 as of December 31, 1999 and 1998, respectively. Interest income under this line of credit was approximately $144,000, $142,000, and $207,000 for 1999, 1998, and 1997, respectively.

    The line of credit is collateralized by one used aircraft, approximately 1,000,000 shares of the Company's stock owned directly by the majority stockholder, and the personal guarantee of the majority stockholder.

    During 1998, the Company purchased debt securities with detachable stock purchase warrants for $1,000,000 from an entity under common control. During 1999, $800,000 of the debt securities were paid off and the balance of the securities plus accrued interest was converted into 133,333 shares of common stock of the affiliate in exchange for shortening the expiration date of the accompanying warrants. The Company purchased an additional 66,667 shares of the entity for $100,000 during 1999.

    The Chairman of the Board of Directors of the Company is also a stockholder, director, and the Managing Director of the corporate general partner of the Company's majority stockholder.

   In January 1997, the Board of Directors of the Company voted to accept the stockholder's offer to exchange $2,000,000 of outstanding notes payable for common stock at approximately $10 per share. The repayment of accrued interest of approximately $87,000 was waived. Effective February 1, 1997, the stockholder and its affiliate exchanged $1,450,000 and $550,000, respectively, of notes payable for a total of 200,000 shares of common stock at $10 per share.

NOTE J - INCOME TAXES

    No  current  tax  provisions  have  been  recognized  in  the   accompanying
statements of operations given the operating losses incurred.

    Components of the net deferred tax assets at December 31 are as follows:

                                                         1999            1998
                                                  --------------   -------------

    deferred tax assets (liabilities)
       Inventories                                 $      270,000   $   280,000
       Depreciation and amortization                     (163,000)     (167,000)
       Accrued liabilities                                142,000       149,000
       Net operating loss carryforwards                11,225,000    11,066,000
                                                      -----------    ----------
                                                       11,474,000    11,328,000
    Valuation allowance                               (11,474,000)  (11,328,000)
                                                      -----------   -----------

           Total deferred tax assets               $          -     $        -
                                                   ==============   ===========

                           December 31, 1999 and 1998

NOTE J - INCOME TAXES - CONTINUED

    The Company's net operating loss carryforwards will expire as follows:

    December 31
                     2004                                 $     220,657
                     2005                                     3,196,640
                     2006                                        17,434
                     2007                                     6,466,819
                     2008                                     3,982,473
                     2009                                     4,523,401
                     2010                                     2,279,486
                     2011                                     3,445,366
                     2012                                     1,869,674
                     2018                                     1,681,538
                     2019                                       378,948
                                                           ------------

    Total net operating loss carryforwards                  $28,062,436
                                                             ==========

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

    The Company faces the inherent business risk of exposure to product liability claims. In 1988, the Company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an eighteen-year statute of repose for general aviation aircraft manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than eighteen years old. This action effectively eliminated all potential liability for the Company with respect to aircraft produced in the 1970s. The Company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the Company is not insured for product liability claims.

                           December 31, 1999 and 1998

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

    The Company has been named in a lawsuit concerning the crash of a Commander 114TC resulting in the death of the pilot and has further been notified of a claim by the insurer of the aircraft hull. In addition, although no litigation has been filed, the Company has been contacted by the attorneys for the estates and survivors of the decedents concerning the crash of a Commander 114B resulting in the death of four passengers. Although it is too early for any factual development to take place concerning these claims, the ultimate outcome of these matters cannot be determined; however, management intends to vigorously defend against these claims and currently believes that these will not result in any material adverse effect on the Company's financial position or results of operations. Accordingly, no provision for any liabilities that may result have been recorded in the financial statements. Due to the uncertainties of these matters, it is at least reasonably possible that management's view of the outcome will change in the near term.

    The Company is routinely involved in various legal matters arising in the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or operations of the Company.

NOTE L - EMPLOYEE BENEFIT PLANS

    The Company has a profit sharing 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their compensation. The Company contributes an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation. However, additional contributions may be made at the Company's discretion. Expense under the plan was approximately $45,000, $53,000, and $44,000 for 1999, 1998, and 1997, respectively.

    The Company has a contributory health care benefit plan covering substantially all employees and eligible dependents. The plan provides for covered major medical expense benefits subject to certain deductibles, coinsurance provisions, and lifetime maximums. Employee and Company contributions are determined by the Company from time to time based on the amounts of claims and other expenses incurred. The plan has certain stop-loss coverage under an insurance policy that provides for payments of covered benefits in excess of $25,000 per year per covered person. The policy also provides an aggregate monthly stop-loss for the plan based on number of covered persons. Expense under the plan was approximately $110,000, $160,000, and $142,000 for 1999, 1998, and 1997, respectively.

                           December 31, 1999 and 1998

NOTE M - SEGMENT INFORMATION

   The Company operates in the segments of piston engine aircraft manufacturing sales and service and jet aircraft brokerage and refurbishment. The Company had no segments prior to 1998. Information concerning the Company's reportable segments for the year ended December 31 are as follows:

                                                                                            1999               1998
                                                                                      ----------------   ---------------
    Revenues

       Jet aircraft brokerage and refurbishment                                        $     107,750     $           -
       Aircraft sales and service                                                         13,559,495         10,711,827
                                                                                          ----------         ----------

           Total                                                                         $13,667,245        $10,711,827
                                                                                          ==========         ==========

    Operating loss

       Jet aircraft brokerage and refurbishment                                       $      (70,758)     $    (127,795)
       Aircraft sales and services                                                          (412,096)        (2,107,987)
                                                                                        ------------        -----------

           Total                                                                       $    (482,854)      $ (2,235,782)
                                                                                        ============        ===========

    Assets

       Jet aircraft brokerage and refurbishment                                      $         9,978     $       25,921
       Aircraft sales and service                                                          8,622,009         10,122,047
                                                                                         -----------         ----------

           Total                                                                        $  8,631,987        $10,147,968
                                                                                         ===========         ==========



                                                                    Jet aircraft
                                                                   brokerage and       Aircraft sales     Consolidated
                                                                   refurbishment         and service             total
                                                                  ---------------      ---------------    ------------
Other significant items - 1999
    Interest income                                                 $         -             $200,010           $200,010
    Interest expense                                                          -              115,405            115,405
    Depreciation and amortization                                           5,295            105,739            111,034
    Expenditures for long-lived assets                                        782             60,851             61,633

Other significant items - 1998
    Interest income                                                 $         -             $324,043           $324,043
    Interest expense                                                          -               12,619             12,619
    Depreciation and amortization                                           1,229            104,901            106,130
    Expenditures for long-lived assets                                     10,461            157,475            167,936


                           December 31, 1999 and 1998

NOTE N - MANAGEMENT PLANS

   Since commencement of production in 1992, annual revenues have increased significantly and annual losses have substantially declined, concurrent with ongoing investment in the Company's future. Cash needs have been financed with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. The Company continues to broaden its general aviation capabilities by increasing its business in the pre-owned piston and jet markets. These markets are much larger than the market for new high performance, single engine aircraft. Furthermore, this diversifies the Company's business and revenue base and is synergistic with the manufacturing, marketing, and support services of the high performance, single engine Commander aircraft.

   Management believes the reduction in net loss from operations is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1999, the Company continued to expand the Aviation Services Division ("ASD"), which sells pre-owned aircraft and markets refurbishment services. Also in 1999, the Company continued expansion of its efforts to purchase pre-owned aircraft, accept aircraft on trade for new units, and refurbish and sell the aircraft at a reasonable profit. Revenue from sales of pre-owned aircraft increased by 45% in 1999 after increasing 69% in 1998 and revenues from refurbishment and service increased over 30% in 1999 and 11% in 1998. Management expects growth to continue in 2000 for both refurbishment services and pre-owned aircraft sales. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior, and equipment.

    In October 1998, the Company announced the formation of Stategic Jet Services, Inc. ("SJS"), a wholly-owned subsidiary established to provide brokerage, sale, consulting, and refurbishment work for jet aircraft. While results from this start-up were less than planned in 1999, income from this line of business is expected to begin improving the Company's profitability in 2000.

    During 1999, the Company began certification of new state-of-the-art avionics systems that offer the customer the latest technology in navigational and communication equipment. The Company introduced a new de-icing option and received certification from the Federal Aviation Administration in 1998, allowing equipped aircraft to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition.

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

                           December 31, 1999 and 1998

NOTE N - MANAGEMENT PLANS - CONTINUED

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

    The Company has expanded its operations to include ASD and SJS, improved its products, dramatically decreased sales and marketing expenses, and reduced debt and interest expense. Through the above efforts, the Company has lowered its break-even sales to only 13 new aircraft per year. With the large investment complete, management believes that it has made significant progress towards the building of a world class aviation company and is poised to break into profitability. Furthermore, it is reasonable to expect the Company to continue improving revenues, reducing costs, increasing operating profits, and generating positive cash flow in 2000. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

               AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                     SELECTED QUARTERLY FINANCIAL DATA
                            (unaudited)


                                                                    Three Months Ended

                                      --------------------------------------------------------------------------------
                                          MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                             1999                1999                1999                 1999
                                      -------------------  ------------------  ------------------  -------------------
Net Sales                                 $2,258,292          $3.055,110          $2,980,139           $5,373,704

Net income/(loss)                         ($379,565)            $48,244           ($165,604)            $111,907

Income/(loss) per share                    ($0.05)               $0.01              ($0.02)              $0.02

Weighted average shares outstanding       7,269,437            7,171,108           7,093,322           6,643,156




                                          MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                             1998                1998                1998                 1998
                                      -------------------  ------------------  ------------------  -------------------
Net Sales                                 $2,923,229          $2,633,898          $3,675,194           $1,479,506

Net income/(loss)                         ($241,496)          ($435,352)           ($95,189)          ($1,077,363)

Income/(loss) per share                    ($0.03)              ($0.06)             ($0.01)             ($0.15)

Weighted average shares outstanding        7,280,548           7,280,548           7,280,548            7,280,548




Quarterly  and  year  to  date   computation  of  per  share  amounts  are  made
   independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no Form 8-K filings in fiscal year ended December 31, 1999 and there were no changes in or disagreements with accountants on accounting and financial disclosure in 1999.

                                    PART III

Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 2000 Annual Meeting of Shareholders, and the information included therein is incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors of the Registrant required by this item is incorporated herein by reference to the company's 2000 Proxy Statement under the caption "Election of Directors - Nominees".

The information regarding executive officers of the company required by this item appearing in the company's 2000 Proxy Statement under the caption "Election of Directors - Other Officers" is hereby incorporated by reference.

Item 11.  Executive Compensation

The information required by this item appearing in the company's 2000 Proxy Statement under the captions "Election of Directors - Director Compensation" and "Executive Compensation" is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item appearing in the company's 2000 Proxy Statement under the caption "Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Note E - Disclosures About Fair Value of Financial Instruments and Note I - Related Party Transactions, of the Notes to Consolidated Financial Statements for 1999 are hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K:
---------------------------------------------------------------------------



(a)      (1)  The following financial statements are included in Part II Item 8:

                  Report of Independent Public Accountants

                  Financial Statements:
                  Consolidated Balance Sheets December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended
                         December 31, 1999, 1998 and 1997

                  Consolidated  Statement of Stockholders' Equity for the
                         years ended 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended
                         December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements


         (2) The following financial schedule for the years 1999, 1998 and 1997 is submitted herewith:

                 Selected Quarterly Financial Data for the years ended
                  December 31, 1999 and 1998 (unaudited)

                 All other schedules are omitted because they are not applicable or the required information has been presented in the financial statements or notes thereto.

         (3)      Exhibits included are hereby  incorporated by reference to the
                  Exhibit Index, page 39 of this report.

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

                                INDEX OF EXHIBITS

Exhibit No                                   Description

10.15Form  of  the  Company's   Aircraft  Retail   Warranty.   This  exhibit  is
     incorporated by reference to Exhibit 10.64 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.16Commander Aircraft Company 1993 Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-K filed March 28, 1996.

21   List of subsidiaries

27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 29th day of March, 2000.

                          AVIATION GENERAL INCORPORATED

                             By: Wirt D. Walker, III

                              Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:
Wirt D. Walker,III                          Chief Executive Officer                  March 29, 2000
------------------

Dean N. Thomas                              President and Chief
--------------                              Operating Officer                        March 29, 2000


Principal Financial Officer and Accounting Officer:

Stephen R. Buren                            Chief Financial Officer                  March 29, 2000
----------------

Directors:

Wirt D. Walker, III                         Director                                 March 29, 2000
-------------------

Mishal Y.S. Al Sabah                        Director                                 March 29, 2000
--------------------

N. Gene Criss                               Director                                 March 29, 2000
-------------