Form 10-Q
period 2000-03-31
AVIATION GENERAL INC
filed 2000-05-15
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-Q

------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

      Yes__X__                   No_____
           -

         There were 6,373,786 Shares of Common Stock Outstanding
         As of April 28, 2000

================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                     AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,               December 31,
                                                                                  2000                      1999
                                                                           --------------------      --------------------
                                    ASSETS

Current Assets

    Cash and cash equivalents                                                         $397,515                  $281,138
    Accounts receivable                                                                304,568                   111,403
    Current portion of note receivable                                                  19,920                    19,535
    Inventories                                                                      5,170,118                 5,143,720
    Prepaid expenses and other assets                                                  164,998                   172,273
                                                                           --------------------      --------------------
       Total current assets                                                          6,057,119                 5,728,069
                                                                           --------------------      --------------------

Property and equipment

    Office equipment and furniture                                                     357,105                   355,492
    Vehicles and aircraft                                                               84,021                    84,021
    Manufacturing equipment                                                            364,726                   362,205
    Tooling                                                                            564,393                   563,193
    Leasehold improvements                                                             311,764                   311,764
                                                                           --------------------      --------------------
                                                                                     1,682,009                 1,676,675
    Less accumulated depreciation                                                     (981,936)                 (951,791)
                                                                           --------------------      --------------------
                                                                                       700,073                   724,884
                                                                           --------------------      --------------------

Other assets

    Notes receivable, less current maturities                                          119,323                   125,331
    Available-for-sale equity securities - related party                             1,021,884                   317,151
    Note receivable from related party                                               1,695,507                 1,736,552
                                                                           --------------------      --------------------
                                                                                     2,836,714                 2,179,034
                                                                           --------------------      --------------------

                                                                                    $9,593,906                $8,631,987
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,               December 31,
                                                                                  2000                      1999
                                                                           --------------------      --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                                 $555,057                   $451,645
    Accrued expenses                                                                  470,849                    344,525
    Refundable deposits                                                               158,650                    233,363
    Notes payable                                                                   1,129,350                    731,780
                                                                           --------------------      --------------------
       Total current liabilities                                                    2,313,906                  1,761,313
                                                                           --------------------      --------------------

Stockholders' Equity

    Preferred stock, $.01 par value, 5,000,000
        Shares authorized; no shares outstanding                                            -                          -
    Common stock, $.50 par value, 20,000,000
        Shares authorized; 7,043,186 shares issued
        at March 31, 2000 and December 31, 1999                                     3,521,593                  3,521,593
    Additional paid-in capital                                                     36,881,466                 36,881,466
    Less: Treasury stock at cost (639,400 shares at
        March 31, 2000 and 529,400 shares at
        December 31, 1999)                                                           (878,615)                  (658,615)
    Accumulated other comprehensive income                                            591,143                          -
    Accumulated Deficit                                                           (32,244,444)               (32,873,770)
                                                                           --------------------      --------------------

    Total stockholders' equity                                                      7,280,000                  6,870,674
                                                                           --------------------      --------------------

                                                                                   $9,593,906                 $8,631,987
                                                                           ====================      ====================


The accompanying notes are an integral part of these financial statements.

                                      AVIATION GENERAL, INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)


                                                                  Three Months Ended March 31,
                                                               2000                          1999
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $3,475,750                    $1,644,653
Net sales - service                                                 466,825                       613,639
                                                      -----------------------       -----------------------
   Total net sales                                                3,942,575                     2,258,292
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          2,779,963                     1,741,241
Cost of sales - service                                             317,996                       370,752
                                                      -----------------------       -----------------------
   Total cost of sales                                            3,097,959                     2,111,993
                                                      -----------------------       -----------------------

Gross margin                                                        844,616                       146,299
                                                      -----------------------       -----------------------

Other operating expenses

   Product development and engineering costs                         96,307                        79,038
   Selling, general and administrative expenses                     733,865                       489,972
                                                      -----------------------       -----------------------
     Total other operating expenses                                 830,172                       569,010
                                                      -----------------------       -----------------------

Operating income (loss)                                              14,444                      (422,711)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      54,459                        56,867
   Interest expense                                                 (30,532)                      (13,024)
   Other expense                                                       (188)                         (697)
                                                      -----------------------       -----------------------
   Total other income (expenses)                                     23,739                        43,146
                                                      -----------------------       -----------------------

Net income (loss)                                                   $38,183                     ($379,565)
                                                      =======================       =======================

Net Income (loss) per share

   Weighted average common shares
      outstanding, basic                                           6,449,720                     7,269,437
                                                     -----------------------       -----------------------

   Net Income (loss) per share, basic                                  $0.01                       ($0.05)
                                                      =======================       =======================

   Weighted average common shares
      outstanding, diluted                                         6,713,720                     7,269,437
                                                      -----------------------       -----------------------

   Net Income (loss) per share, diluted                                $0.01                       ($0.05)
                                                      =======================       =======================


The accompanying notes are an integral part of these financial statements.

                                         AVIATION GENERAL, INCORPORATED
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                            2000                     1999
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                          $38,183                ($379,565)
     Adjustments to reconcile net income (loss) to
         net cash provided (used) in operating activities
         Depreciation and amortization                                           30,145                   27,730
         Non-cash interest earnings                                             (32,122)                 (32,532)
         Receipts on aircraft notes receivable                                   41,045                        -
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                         (193,165)                 (14,170)
                   Notes receivable                                               5,623                    8,666
                   Inventories                                                  (26,398)                (106,968)
                   Prepaid expense and other assets                              39,397                   23,800
               Increase (Decrease) in
                   Accounts payable                                             103,412                 (194,904)
                   Accrued expenses                                             126,324                   39,809
                   Refundable deposits                                          (74,713)                 (90,071)
                                                                     --------------------     --------------------
     Net cash provided (used) by operating activities                            57,731                 (718,205)
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities of related party                                   (113,590)                       -
     Capital expenditures                                                        (5,334)                  (2,718)
     Payment on related party note receivable                                         -                  800,000
                                                                     --------------------     --------------------
     Net cash used (provided) by investing activities                          (118,924)                 797,282
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 1,407,380                  385,050
     Payments on borrowings                                                  (1,009,810)                (404,600)
     Purchase of treasury stock                                                (220,000)                (100,000)
                                                                     --------------------     --------------------
     Net cash provided (used) by financing activities                           177,570                 (119,550)
                                                                     --------------------     --------------------

Net increase (decrease) in cash                                                 116,377                  (40,473)
Cash and cash equivalents at beginning of period                                281,138                  645,706
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                     $397,515                 $605,233
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

      Cash paid during the period for:

         Interest                                                               $32,824                   $4,983
         Income taxes                                                                 -                        -



The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share has been computed based on the assumption that all dilutive options are exercised.

                                                     Three months ending
                                           March 31, 2000        March 31, 1999
                                           --------------        --------------

  Numerator

       Net income (loss)                        $38,183            ($379,565)

  Denominator

       Weighted average shares outstanding,
         basic                                6,449,720            7,269,437

       Effect of dilutive securities
         Stock options                          264,000                    -
                                              ---------       --------------

  Denominator for income (loss) per share
    assuming dilution                         6,713,720            7,269,437
                                              =========           ==========

  Income (loss) per share, basic                 $ 0.01              ($ 0.05)
                                              =========        ==============

  Income (loss) per share, assuming dilution     $ 0.01              ($ 0.05)
                                              =========        ==============


3. The Company purchased 80,000 shares of its common stock at an aggregate purchase price of $100,000, or $1.25 per share from its majority shareholder on January 21, 2000. On March 27, 2000, the Company purchased 30,000 shares of its common stock at an aggregate purchase price of $120,000, or $4.00 per share from its majority shareholder. This price was consistent with shares trading freely on the NASDAQ SmallCap Market on that date. Some of the shares will be issued to employees under the Company's 401(k) plan and the balance will be retained in treasury or cancelled.

4.   Total comprehensive income (loss) for the periods presented is as follows:

                                    2000                       1999
                                    ----                       ----

  Quarter ended March 31           $629,326                  ($379,565)


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

                                    March 31, 2000           December 31, 1999

  Raw materials                        $3,227,475                 $2,867,102
  Work in process                         697,358                    595,593
  New aircraft                            744,870                    964,324
  Pre-owned aircraft                      500,415                    716,701
                                     ------------               ------------

  Total inventories                    $5,170,118                 $5,143,720
                                       ----------                 ----------


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

         The Company is routinely involved in various legal matters arising in the normal course of business, including product liability claims. Management intends to vigorously defend against these claims and currently believes that legal matters will not result in any material adverse effect on the Company's financial position or results of operations. Accordingly, no provision for any liabilities that may result have been recorded in the financial statements. Due to the uncertainty of these matters, it is at least reasonably possible that management's view of the outcome will change in the near term.

7. The Company's business strategy is to capture a significant share of the existing domestic and international market for the single engine, high performance aircraft by offering a premium updated version of an established aircraft design. Commander aircraft have an airframe design decades newer than the competition and are certified to more stringent standards. The Company believes the domestic and international market for its aircraft includes individuals and corporations that will purchase the Company's aircraft for business and personal travel, and governments, commercial and military organizations that will use the aircraft for training and other purposes.

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

         The Company markets its aircraft through a factory direct sales and marketing organization comprised of regional sales personnel who are managed and supported from the Company's headquarters in Oklahoma. The marketing organization is augmented by a worldwide network of Commander Authorized Service Centers (ASCs). The Company's marketing program utilizes a highly focused domestic and international advertising and public relations program that includes product advertising in leading business and aviation publications, ongoing direct mail programs to owners and pilots, and internet marketing communications.

         The Company's CFI Referral Program actively engages certified flight instructors (CFIs) in the evaluation and acquisition process with their students. CFIs play an important role in advising potential owners. To date, more than 1800 CFIs have enrolled in this program.

         The Company has one of the most comprehensive worldwide service and support networks in its class. The Company grants domestic Commander ASCs the non-exclusive right to refer prospects for new Commander aircraft. Commander ASCs receive a referral fee for identifying purchasers, and provide a full complement of service and support services, including financing, insurance, service and support, hangar/storage, flight instruction, and professional pilot service. The Company selects ASCs from among experienced independent aviation sales and service organizations that it believes to have excellent facilities, service capabilities, reputation and financial strength. Through its ASCs, Commander Aircraft Company offers a turn-key aircraft ownership program designed to stimulate ownership of Commander aircraft by companies that have not previously owned or operated aircraft. This flexible program can be tailored to meet each customer's specific requirements.

         Revenues generated by The Aviation Services Division grew significantly in 1998, 1999 and the first quarter of 2000 and are expected to remain strong in 2000. In addition, the Company's new subsidiary, Strategic Jet Services, Inc. generated its first revenues in 1999 and is expected to contribute additional earnings in 2000.

PART 1.      FINANCIAL INFORMATION
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

GENERAL

         Aviation General, Incorporated announced on March 22, 2000 that the Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's outstanding common stock. Purchases of shares will be made from time to time, in either open market or negotiated transactions, subject to market conditions. The previous stock repurchase of 1,000,000 shares announced on April 7, 1999 was completed during the first quarter of 2000. The Company purchased 110,000 shares of its common stock during the first quarter of 2000 at prices consistent with shares trading freely on the NASDAQ SmallCap Market on the respective purchase dates.

RESULTS FROM OPERATIONS

         Revenues from the sale of aircraft for the first quarter of 2000 totaled $3,475,750 compared to $1,644,653 for the comparable period of 1999. The increase in revenue for the first quarter of 2000 was the result of delivering 15 new and pre-owned aircraft compared to 7 for the first quarter of 1999.

         Service revenues totaled $466,825 for the quarter ended March 31, 2000 compared to $613,639 for the comparable quarter in 1999. The decrease in revenues was due to a single large aircraft rebuild job in 1999 for over $240,000. Excluding this large rebuild, service revenues were up 25% for the first quarter of 2000 over the same period in the prior year.

         Cost of aircraft sales for the three month period ended March 31, 2000 increased to $2,779,963 compared to $1,741,241 for the three month period ended March 31, 1999. The additional cost was due to higher new and pre-owned aircraft sales during the period. Gross margins on aircraft sales were 20% in the first quarter of 2000 compared to a loss of 6% in the first quarter of 1999.

         Cost of sales for service and parts for the quarter ended March 31, 2000 decreased to $317,996 from $370,752 for the quarter ended March 31, 1999. The reduction was due primarily to the decrease in revenues from service and parts as explained above.

         Product development and engineering costs increased to $96,307 for the first quarter of 2000, from $79,038 for the comparable period in 1999. The increase was for higher salary and technical consulting to support various product improvement initiatives currently underway.

         Sales, general and administrative expense increased for the three-month period ended March 31, 2000, to $733,865 from $489,972 for the comparable period ended March 31, 1999. Consistent with the increase in sales volume, commissions were $141,340 in 2000 compared to $29,053 in 1999. Salaries, payroll burden, advertising, legal and travel costs were higher, partially offset by lower costs for administration of Strategic Jet Services.

         Interest expense increased to $30,532 for the first quarter of 2000 from $13,024 for the comparable period in 1999 due to higher borrowings at banks.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances increased to $397,515 at March 31, 2000 from $281,138 at December 31, 1999. Accounts receivable increased by $193,165 at March 31, 2000 due to a trade balance from the sale of a pre-owned aircraft and a $72,000 parts order secured by an irrevocable letter of credit. Notes receivable decreased to $139,243 at March 31, 2000 from $144,866 at December 31, 1999 due to regular quarterly payments received from the debtor. Notes receivable from related parties decreased by $41,045 from December 31, 1999 to March 31, 2000 based on a principal payment. Accrued interest due on the note receivable from the related party at March 31, 2000 was $32,122. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of the debtor. The note is classified as non-current due to the probability that payment in full will not occur within the next year.

         The  Company's   investment  in  equity  securities  is  classified  as
available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs are included in earnings. This investment is in the common stock of a related party. Subsequent to March 31, 2000 a decrease in the share price of the underlying common stock has resulted in a decrease in the unrealized gain.

         Inventories increased to $5,170,118 at March 31, 2000 from $5,143,720 at December 31, 1999. Raw materials, parts and work in process increased approximately $462,138 as the Company increased production of new aircraft to meet higher market demand. New aircraft inventory decreased from $964,324 at December 31, 1999 to $744,870 at March 31, 2000. Inventory of pre-owned aircraft decreased to $500,415 at March 31, 2000 from $716,701 at December 31, 1999.

         During the first three months of 2000, expenditures for fixed assets totaled $5,334. The Company does not plan to spend significant funds for new property, plant and equipment for the balance of fiscal 2000. Most capital expenditures will be for repairs or replacements of plant equipment, and for computer hardware and software improvements which are not expected to exceed $50,000 for the balance of the fiscal year.

         Accounts payable increased to $555,057 at March 31, 2000 from $451,645 at December 31, 1999. Increased production of new aircraft in the first quarter of 2000 resulted in higher material and parts inventory purchases on open account. Accrued expenses increased to $470,849 at March 31, 2000 from $344,525 at December 31, 1999. The increase in accrued expenses is attributable to amounts accrued for payroll taxes, employee benefits, and miscellaneous expenses.

         Refundable deposits decreased to $158,650 at March 31, 2000 from $233,363 at December 31, 1999 reflecting sales of new and pre-owned aircraft that were deposited prior to year-end. Borrowings from bank lines increased to $1,129,350 at March 31, 2000 from $731,780 at December 31, 1999.

         Since commencement of production in 1992, annual revenues have increased significantly and annual losses have substantially declined concurrent with ongoing investment in the Company's future. Cash needs have been financed with debt, private investor capital, proceeds from an initial public offering, and proceeds from subsequent stock issuances. The Company continues to broaden its general aviation capabilities by increasing its business in the pre-owned piston and jet markets. These markets are much larger than the market for new high performance, single engine aircraft. Furthermore, this diversifies the Company's business and revenue base and is synergistic with the manufacturing, marketing and support services of our high performance, single engine Commander aircraft.

         Management believes the reduction in net loss from operations is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1999, the Company continued to expand the Aviation Services Division ("ASD"), which sells pre-owned aircraft and markets refurbishment services. In the first quarter of 2000, this division continued expanding efforts to purchase and accept trade-in of pre-owned aircraft, refurbish these aircraft and sell them at a reasonable profit. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment. Management expects growth to continue in 2000 for refurbishment and pre-owned aircraft sales.

         In October 1998, the Company announced the formation of Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary established to provide brokerage, sale, consulting and refurbishment work for jet aircraft. This line of business generated first activity in 1999 and is expected to contribute earnings in 2000.

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

         During the first quarter of 2000, the Company introduced the 115 series of high performance, single engine aircraft. The Commander 115 represents the culmination of a multitude of improvements to the Commander line, and features numerous airframe, engine and systems refinements, as well as significantly increased range capability and an upgraded standard avionics package which includes dual Garmin 430 global navigation, communication and moving map displays. The Commander 115 series is the latest of a thoroughbred line of aircraft that offer the ultimate combination of performance, comfort, safety, and utility, and has become recognized as the Mercedes of the single engine fleet.

         In addition to the above actions by the Company to increase revenue, management has made efforts to reduce costs and cash requirements by optimizing its production schedule using just-in-time scheduling, thereby systematically decreasing inventories and payables since production commenced in 1992. Management has reduced the costs incurred to advertise new aircraft by focusing marketing efforts at a specific customer profile.

         The Company continues to advertise in industry and trade publications at a significantly reduced level, while directly contacting potential customers whose demographic characteristics closely match the typical customer, especially in the areas of income, pilot experience, and types of businesses with demonstrated regional travel requirements. Further reducing selling expenses, the Company has organized its service center, paint and interior shops into a completion center to focus on the growing after-market refurbishment business.

         The Company has expanded its operations to include ASD and SJS, enhanced the Commander brand with the introduction of the Commander 115, and more effectively targeted sales and marketing expenditures. With continued activity in the parts, service and pre-owned aircraft sales, the Company has lowered its break even sales to only 13 new aircraft per year. With the large investment complete, management believes it has made significant progress towards the building of a world class aviation company and is poised to break into profitability. Based on performance in the first quarter of 2000, the Company believes that annual results for the year ending December 31, 2000 should exceed the prior year. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

Forward Looking Statements

         This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-Q that addresses activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future aircraft sales and services revenues, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

PART 1.    FINANCIAL INFORMATION
ITEM 3.    QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

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

                          AVIATION GENERAL INCORPORATED

                                  (Registrant)

                           By: /s/ Ronald F. Thomason

                               Ronald F. Thomason

                             Vice President Finance

                          (Chief Financial Officer and

                                                         Authorized Signatory)




Date:  May 15, 2000