Form 10-Q
period 2000-06-30
AVIATION GENERAL INC
filed 2000-08-14
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

      Yes__X__                   No_____

         There were 6,373,786 Shares of Common Stock Outstanding as of July 31, 2000

================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

               AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2000                      1999
                                                                           --------------------      --------------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                         $226,984                  $281,138
    Accounts receivable                                                                714,862                   111,403
    Current portion of note receivable                                                  19,777                    19,535
    Inventories                                                                      5,789,733                 5,143,720
    Prepaid expenses and other assets                                                  219,018                   172,273
                                                                           --------------------      --------------------
       Total current assets                                                          6,970,374                 5,728,069
                                                                           --------------------      --------------------

Property and equipment
    Office equipment and furniture                                                     362,912                   355,492
    Vehicles and aircraft                                                               84,021                    84,021
    Manufacturing equipment                                                            364,726                   362,205
    Tooling                                                                            576,618                   563,193
    Leasehold improvements                                                             311,764                   311,764
                                                                           --------------------      --------------------
                                                                                     1,700,041                 1,676,675
    Less accumulated depreciation                                                   (1,011,666)                 (951,791)
                                                                           --------------------      --------------------
                                                                                       688,375                   724,884
                                                                           --------------------      --------------------

Other assets
    Notes receivable, less current maturities                                          113,591                   125,331
    Available-for-sale equity securities - related party                               770,500                   317,151
    Note receivable from related party                                               1,695,649                 1,736,552
                                                                           --------------------      --------------------
                                                                           --------------------      --------------------
                                                                                     2,579,740                 2,179,034
                                                                           --------------------      --------------------

                                                                                   $10,238,489                $8,631,987
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2000                      1999
                                                                           --------------------      --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                 $790,821                   $451,645
    Accrued expenses                                                                  518,245                    344,525
    Refundable deposits                                                               142,426                    233,363
    Notes payable                                                                   1,750,332                    731,780
                                                                           --------------------      --------------------
       Total current liabilities                                                    3,201,824                  1,761,313
                                                                           --------------------      --------------------

Stockholders' Equity
    Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                                            -                          -
    Common stock, $.50 par value, 20,000,000
        shares authorized; 7,043,186 shares issued
        At June 30, 2000 and December 31, 1999                                      3,521,593                  3,521,593
    Additional paid-in capital                                                     36,881,466                 36,881,466
    Less: Treasury stock at cost (669,400 shares at
        June 30, 2000 and 529,400 shares at
        December 31, 1999)                                                           (983,615)                  (658,615)
    Accumulated other comprehensive income                                            339,759                          -
    Accumulated deficit                                                           (32,722,538)               (32,873,770)
                                                                           --------------------      --------------------

    Total stockholders' equity                                                      7,036,665                  6,870,674
                                                                           --------------------      --------------------

                                                                                  $10,238,489                 $8,631,987
                                                                           ====================      ====================


The accompanying notes are an integral part of these financial statements.

                                      AVIATION GENERAL, INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                  Three Months Ended June 30,
                                                               2000                          1999
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $3,746,651                    $2,660,398
Net sales - service                                                 509,436                       394,712
                                                      -----------------------       -----------------------
   Total net sales                                                4,256,087                     3,055,110
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          2,886,393                     2,119,402
Cost of sales - service                                             420,139                       275,985
                                                      -----------------------       -----------------------
   Total cost of sales                                            3,306,532                     2,395,387
                                                      -----------------------       -----------------------

Gross margin                                                        949,555                       659,723
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         97,179                        75,233
   Selling, general and administrative expenses                     742,225                       573,417
                                                      -----------------------       -----------------------
     Total other operating expenses                                 839,404                       648,650
                                                      -----------------------       -----------------------

Operating income                                                    110,151                        11,073
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      58,144                        54,534
   Interest expense                                                 (55,039)                      (17,144)
   Other expense                                                       (207)                         (219)
                                                      -----------------------       -----------------------
   Total other income                                                 2,898                        37,171
                                                      -----------------------       -----------------------

Net income                                                         $113,049                       $48,244
                                                      =======================       =======================

Net Income per share

   Weighted average common shares
      Outstanding, basic                                           6,377,412                     7,171,108
                                                      -----------------------       -----------------------

   Net Income per share, basic                                         $0.02                         $0.01
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,901,422                     7,171,108
                                                      -----------------------       -----------------------
                                                      -----------------------       -----------------------

   Net Income per share, diluted                                       $0.02                         $0.01
                                                      =======================       =======================



The  accompanying  notes are an  integral  part of these  financial  statements.

                      AVIATION GENERAL,  INCORPORATED
               CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                                   Six Months Ended June 30,
                                                               2000                          1999
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $7,222,401                    $4,305,051
Net sales - service                                                 976,261                     1,008,351
                                                      -----------------------       -----------------------
   Total net sales                                                8,198,662                     5,313,402
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          5,666,356                     3,860,643
Cost of sales - service                                             738,135                       646,737
                                                      -----------------------       -----------------------
   Total cost of sales                                            6,404,491                     4,507,380
                                                      -----------------------       -----------------------

Gross margin                                                      1,794,171                       806,022
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                        193,486                       154,271
   Selling, general and administrative expenses                   1,476,090                     1,063,389
                                                      -----------------------       -----------------------
     Total other operating expenses                               1,669,576                     1,217,660
                                                      -----------------------       -----------------------

Operating income (loss)                                             124,595                      (411,638)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                     112,603                       111,401
   Interest expense                                                 (85,571)                      (30,168)
   Other expense                                                       (395)                         (916)
                                                      -----------------------       -----------------------
   Total other income (expenses)                                     26,637                        80,317
                                                      -----------------------       -----------------------

Net income (loss)                                                  $151,232                     ($331,321)
                                                      =======================       =======================

Net Income (loss) per share

   Weighted average common shares
      Outstanding, basic                                           6,413,566                     7,220,001
                                                      -----------------------       -----------------------

   Net Income (loss) per share, basic                                  $0.02                       ($0.05)
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,769,467                     7,220,001
                                                      -----------------------       -----------------------

   Net Income (loss) per share, diluted                                $0.02                       ($0.05)
                                                      =======================       =======================



The accompanying notes are an integral part of these financial statements.

                          AVIATION GENERAL, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended June 30,
                                                                            2000                     1999
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                         $151,232                ($331,321)
     Adjustments to reconcile net income (loss) to
         net cash used by operating activities
         Depreciation and amortization                                           64,293                   54,989
         Non-cash interest earnings                                             (70,442)                 (40,435)
         Receipts on notes receivable - related party                            41,045                        -
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                         (603,459)                (206,211)
                   Notes receivable                                              11,498                   13,046
                   Notes receivable - related party                                (142)                    (477)
                   Inventories                                                 (646,013)                 (34,836)
                   Prepaid expense and other assets                              23,697                  (24,261)
               Increase (decrease) in
                   Accounts payable                                             339,176                 (234,127)
                   Accrued expenses                                             173,720                   13,968
                   Refundable deposits                                          (90,937)                (105,643)
                                                                     --------------------     --------------------
     Net cash used by operating activities                                     (606,332)                (895,308)
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities of related party                                   (113,590)                       -
     Capital expenditures                                                       (27,784)                  (5,338)
     Payment on related party note receivable                                         -                  800,000
                                                                     --------------------     --------------------
     Net cash (used) provided by investing activities                          (141,374)                 794,662
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 3,088,670                  960,350
     Payments on borrowings                                                  (2,070,118)                (779,200)
     Purchase of treasury stock                                                (325,000)                (361,694)
                                                                     --------------------     --------------------
     Net cash provided (used) by financing activities                           693,552                 (180,544)
                                                                     --------------------     --------------------

Net decrease in cash                                                            (54,154)                (281,190)
Cash and cash equivalents at beginning of period                                281,138                  645,706
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                     $226,984                 $364,516
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
         Interest                                                               $69,711                  $28,796
         Income taxes                                                                 -                        -




The accompanying notes are an integral part of these financial statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share has been computed based on the assumption that all dilutive options are exercised.

                                                                     Six months ending
                                                          June 30, 2000               June 30, 1999
                                                          -------------               -------------
  Numerator
       Net income (loss)                                       $151,232                  ($331,321)

  Denominator
       Weighted average shares outstanding,
         basic                                                6,413,566                  7,220,001

       Effect of dilutive securities
         Stock options                                          355,896                          -
                                                            -----------          -----------------

  Denominator for income (loss) per share
    assuming dilution                                         6,769,462                  7,220,001
                                                             ==========                 ==========

  Income (loss) per share, basic                                 $ 0.02                   ($ 0.05)
                                                          =============             ==============

  Income (loss) per share, assuming dilution                     $ 0.02                   ($ 0.05)
                                                          =============             ==============


                                                                    Three months ending
                                                          June 30, 2000               June 30, 1999
                                                          -------------               -------------
  Numerator
       Net income                                              $113,049                    $48,244

  Denominator
       Weighted average shares outstanding,
         basic                                                6,377,412                  7,171,108

       Effect of dilutive securities
         Stock options                                          524,010                          -
                                                            -----------          -----------------

  Denominator for income per share,
    assuming dilution                                         6,901,422                  7,171,108
                                                             ==========                 ==========

  Income per share, basic                                        $ 0.02                     $ 0.01
                                                          =============               ============

  Income per share, assuming dilution                            $ 0.02                     $ 0.01
                                                          =============               ============



3. The Company purchased 30,000 shares of its common stock from a major shareholder on April 12, 2000 at a price consistent with shares trading freely on the NASDAQ SmallCap Market on that date.

4.  Total comprehensive income (loss) for the periods presented is as follows:


                                       For the six months ending June 30
                                          2000                       1999
                                          ----                       ----

  Net income (loss)                      $151,232                  ($331,321)
  Other comprehensive income              339,759                       -
                                       ----------                 ------------

  Comprehensive income (loss)            $490,991                  ($331,321)
                                        =========                 ============

                                       For the three months ending June 30
                                          2000                       1999
                                          ----                       ----

  Net income (loss)                      $113,049                   $ 48,244
  Other comprehensive income (loss)      (259,384)                      -
                                       ----------                 ------------

  Comprehensive income (loss)           ($138,335)                  $ 48,244
                                        =========                 ============

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


                                            June 30, 2000      December 31, 1999

  Raw materials                                 $3,370,318          $2,867,102
  Work in process                                  833,334             595,593
  New and pre-owned aircraft                     1,586,081           1,681,025
                                               -----------         ------------

  Total inventories                             $5,789,733          $5,143,720
                                                ----------          ----------


6. The effective tax rate differs from the statutory rate primarily to utilization of net operating loss carryforwards and the change in the valuation allowance for deferred income tax assets

7. The Company is subject to regulation by the FAA. The Company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The Company has a Production Certificate from the FAA, which delegates to the Company the inspection of each aircraft. The sale of the Company's product internationally is subject to regulation by comparable agencies in foreign countries.

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

8. The Company's business strategy is to capture a significant share of the existing domestic and international market for the single engine, high performance aircraft by offering a premium updated version of an established aircraft design. Commander aircraft have an airframe design decades newer than the competition and are certified to more stringent standards. In addition, Commander aircraft have a significantly better safety record and higher resale value than all other aircraft in their class. The Company believes the domestic and international market for its aircraft includes individuals and corporations that will purchase the Company's aircraft for business and personal travel, and governments, commercial and military organizations that will use the aircraft for training and other purposes.

         The Company believes the market for its products will improve as a result of attrition of the existing fleet of aging single engine high performance aircraft, development of new international markets for general aviation aircraft, increased use of single engine aircraft as a corporate tool for small and medium-sized businesses, and demand for advanced single engine trainers.

         Recognizing that the size of the pre-owned aircraft market is significantly larger than new aircraft sales, the Company has structured a separate aviation services division within the Company to purchase, refurbish and sell pre-owned piston aircraft at reasonable profit margins. The Aviation Services Division also acts as broker for pre-owned piston aircraft and serves as advisor to potential aircraft buyers and sellers.

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

         The Company's CFI Referral Program actively engages certified flight instructors (CFIs) in the aircraft evaluation and acquisition process with their students. CFIs play an important role in advising potential owners. To date, more than 1900 CFIs have enrolled in this program.

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

         Revenues generated by the Aviation Services Division grew significantly in 1998, 1999 and the first half of 2000 and are expected to remain strong in 2000. In addition, the Company's subsidiary, Strategic Jet Services, Inc. generated its first revenues in 1999 and continued to contribute additional earnings in the second quarter of 2000.

PART 1.      FINANCIAL INFORMATION
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

GENERAL

         Aviation General, Incorporated announced on March 22, 2000 that the Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's outstanding common stock. Purchases of shares will be made from time to time, in either open market or negotiated transactions, subject to market conditions. The previous stock repurchase of 1,000,000 shares announced on April 7, 1999 was completed during the first quarter of 2000. The Company purchased 30,000 shares of its common stock during the second quarter of 2000 at prices consistent with shares trading freely on the NASDAQ SmallCap Market on the respective purchase dates.

RESULTS FROM OPERATIONS

         Revenues from the sale of aircraft for the second quarter of 2000 totaled $3,746,651 compared to $2,660,398 for the comparable period of 1999. For the second quarter of 2000, thirteen new and pre-owned aircraft were sold and one twin turbine aircraft was brokered, compared with eleven new and pre-owned aircraft sold and one jet aircraft brokered in the same period for 1999.

         For the six month period ended June 30, 2000, revenues were $7,222,401 compared to $4,305,051 for the six month period ending June 30, 1999. Revenues were higher because the company sold 28 new and pre-owned aircraft in the first half of 2000 compared to 18 in the comparable period in 1999.

         Service revenues totaled $509,436 for the quarter ended June 30, 2000 compared to $394,712 for the comparable quarter in 1999. The increase was due to higher spare parts shipments and increased aircraft repair and refurbishment activity.

         Service revenues were $976,261 for the six month period ending June 30, 2000 compared to $1,008,351 for the six month period ending June 30, 1999. The slight decrease was due to a single large rebuild job in the prior year, partially offset by higher service work and parts sales in the current year.

         Cost of aircraft sales for the three month period ended June 30, 2000 increased to $2,886,393 compared to $2,119,402 for the three month period ended June 30, 1999. The additional cost was due to higher new and pre-owned aircraft sales during the period.

         Cost of aircraft sales for the six month period ended June 30, 2000 increased to $5,666,356 compared to $3,860,643 for the six month period ended June 30, 1999. The additional cost was due to higher new and pre-owned aircraft sales during the period.

         Cost of sales for service and parts for the quarter ended June 30, 2000 increased to $420,139 compared to $275,985 for the quarter ended June 30, 1999. The increase was due primarily to the increase in revenues from service activity and parts shipments as explained above.

         Cost of sales for service and parts for the six month period ended June 30, 2000 were $738,135 compared to $646,737 for the six month period ended June 30, 1999. The increase was due primarily to higher margins on service work in the prior period, partially offset by lower volume.

         Product development and engineering costs increased to $97,179 for the second quarter of 2000, from $75,233 for the comparable period in 1999. For the six month period ended June 30, 2000 product development and engineering costs were $193,486 compared to $154,271 for the six month period ended June 30, 1999. The increase was primarily for higher technical consulting to support various product improvement initiatives currently underway.

         Sales, general and administrative expense increased for the three-month period ended June 30, 2000, to $742,225 from $573,417 for the comparable period ended June 30, 1999. Sales, general and administrative expense for the six-month period ended June 30, 2000 were $1,476,090 compared to $1,063,389 for the six month period ended June 30, 1999. Consistent with the increase in sales volume, higher commissions were incurred. Higher salaries, payroll burden, advertising, legal and travel costs were also noted, partially offset by lower costs for administration of Strategic Jet Services.

         Interest expense increased to $55,039 for the second quarter of 2000 from $17,144 for the comparable period in 1999 due to higher borrowings at banks to finance aircraft held for resale.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances decreased to $226,984 at June 30, 2000 from $281,138 at December 31, 1999. Accounts receivable increased by $603,459 at June 30, 2000 due to a trade balance from the sale of three pre-owned piston aircraft and a $54,850 international parts order. The parts order is secured by an irrevocable letter of credit. The trade receivable balance from the sale of aircraft is secured by the aircraft.

         Notes receivable decreased to $133,368 at June 30, 2000 from $144,866 at December 31, 1999 due to regular quarterly payments from the debtor. Notes receivable from related parties decreased from December 31, 1999 to June 30, 2000 based on a principal payment. Accrued interest due on the note receivable from the related party at June 30, 2000 was $70,442. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of the debtor. The note is classified as non-current due to the probability that payment in full will not occur within the next year.

         The  Company's   investment  in  equity  securities  is  classified  as
available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs are included in earnings. This investment is in the common stock of a related party.

         Inventories increased to $5,789,733 at June 30, 2000 from $5,143,720 at December 31, 1999. Raw materials, parts and work in process increased approximately $740,957 as the Company increased production of new aircraft to meet higher market demand. New and pre-owned aircraft inventory decreased from $1,681,025 at December 31, 1999 to $1,586,081 at June 30, 2000.

         During the first six months of 2000, expenditures for fixed assets totaled $27,784, which included replacement of fabrication tooling and an upgrade to the Company's business software.

         Accounts payable increased to $790,821 at June 30, 2000 from $451,645 at December 31, 1999, as increased production of new aircraft in 2000 resulted in higher material and parts inventory purchased on open account. Accrued expenses increased to $518,245 at June 30, 2000 from $344,525 at December 31, 1999. The increase in accrued expenses is attributable to amounts accrued for payroll taxes, warranty, employee benefits, and miscellaneous expenses.

         Refundable deposits decreased to $142,426 at June 30, 2000 from $233,363 at December 31, 1999. Borrowings from bank lines increased to $1,750,332 at June 30, 2000 from $731,780 at December 31, 1999.

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

         Management believes the reduction in net loss from operations is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1999, the Company continued to expand the Aviation Services Division ("ASD"), which sells pre-owned aircraft and markets refurbishment services. In the first six months of 2000, this division continued efforts to purchase and accept trade-in of pre-owned aircraft, refurbish these aircraft and sell them at a reasonable profit. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment. Management expects growth to continue in 2000 for refurbishment and pre-owned aircraft sales.

         The Company formed Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary, to provide brokerage, sale, consulting and refurbishment work for jet aircraft. This line of business generated first activity in 1999, has contributed earnings in the first half of 2000, and is expected to contribute additional earnings in the second half of 2000.

         The Company continues to certify new state-of-the-art avionics systems that offer the customer the latest technology in navigational and communication equipment. The Company introduced a new de-icing option and received certification from the Federal Aviation Administration, allowing equipped aircraft to operate in known icing conditions similar to larger, more expensive aircraft. Sales of this equipment not only provide additional revenues and earnings, but also increase the value of the aircraft relative to its competition.

         During the first half of 2000, the Company introduced the 115 series of high performance, single engine aircraft. The Commander 115 represents the culmination of a multitude of improvements to the Commander line, and features numerous airframe, engine and systems refinements, as well as significantly increased range capability and an upgraded standard avionics package which includes dual Garmin 430 global navigation, communication and moving map displays. The Commander 115 series is the latest of a thoroughbred line of aircraft that offer the ultimate combination of performance, comfort, safety, and utility, and has become recognized as the Mercedes of the single engine fleet.

         In addition to the above actions by the Company to increase revenue, management has made efforts to reduce costs and cash requirements by optimizing its production schedule using just-in-time scheduling. Management has reduced the costs incurred to advertise new aircraft by focusing marketing efforts at a specific customer profile.

         The Company continues to advertise in industry and trade publications at a significantly reduced level, while directly contacting potential customers whose demographic characteristics closely match the typical customer, especially in the areas of income, pilot experience, and types of businesses with demonstrated regional travel requirements. Further reducing selling expenses, the Company has organized its service center, paint, interior and avionics shops into a completion center to focus on the growing after-market refurbishment business.

         The Company has expanded its operations to include ASD and SJS, enhanced the Commander brand with the introduction of the Commander 115, and more effectively targeted sales and marketing expenditures. With continued activity in the parts, service and pre-owned aircraft sales, the Company has lowered its break even sales to only 14 new aircraft per year. With the large investment complete, management believes it has made significant progress towards the building of a world class aviation company and has achieved sustained profitability. Based on performance in the first two quarters of 2000, the Company believes that annual results for the year ending December 31, 2000 should exceed the prior year. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

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

PART I.    FINANCIAL INFORMATION
ITEM 3.    QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.


PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

Between May 10th and May 12th, 2000, lawsuits were filed in the United States District Court for the Western District of Oklahoma on behalf of the estates of Steven Daleo, Gary Daleo, Kathleen Daleo Bay and Michael Thompson Bay against Commander Aircraft Company. The plaintiffs allege that the above named individuals were killed in the crash of a Commander 114B on May 15, 1998 due to defective manufacture of the aircraft. Although it is too early for the ultimate outcome of this claim to be determined, management does not believe the Company bears any responsibility and will vigorously defend against this claim and currently believes that this action will not have a material impact on the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 16, 2000.

At the meeting, shareholders elected the following individuals as members of the Board of Directors:

                                 Wirt D. Walker, III
                             Mishal Yousef Saud Al Sabah
                                    N. Gene Criss
                                  Stephen R. Buren

There were 5,877,559 votes for each of the directors and 22,925 votes were withheld.

The shareholders approved an Amendment of the 1993 Stock Option Plan. There were 5,177,331 votes for and 44,682 against and 678,471 votes withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.

(b)      Reports on Form 8-K - None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AVIATION GENERAL INCORPORATED
                                           -----------------------------
                                                   (Registrant)




                                            By: /s/ Ronald F. Thomason
                                                Ronald F. Thomason
                                              Vice President Finance
                                           (Chief Financial Officer and
                                               Authorized Signatory)




Date:  August 14, 2000