Form 10-Q
period 2000-09-30
AVIATION GENERAL INC
filed 2000-11-14
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

      Yes__X__                           No_____
           -

      There were 6,379,330 Shares of Common Stock Outstanding as of November 10, 2000.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

             AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,             December 31,
                                                                                  2000                      1999
                                                                           --------------------      --------------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                          $75,370                  $281,138
    Accounts receivable                                                                931,725                   111,403
    Current portion of note receivable                                                  18,437                    19,535
    Inventories                                                                      6,774,596                 5,143,720
    Prepaid expenses and other assets                                                  221,512                   172,273
                                                                           --------------------      --------------------
       Total current assets                                                          8,021,640                 5,728,069
                                                                           --------------------      --------------------

Property and equipment
    Office equipment and furniture                                                     366,158                   355,492
    Vehicles and aircraft                                                               84,021                    84,021
    Manufacturing equipment                                                            381,624                   362,205
    Tooling                                                                            608,526                   563,193
    Leasehold improvements                                                             311,764                   311,764
                                                                           --------------------      --------------------
                                                                                     1,752,093                 1,676,675
    Less accumulated depreciation                                                   (1,054,675)                 (951,791)
                                                                           --------------------      --------------------
                                                                                       697,418                   724,884
                                                                           --------------------      --------------------

Other assets
    Notes receivable, less current maturities                                          109,256                   125,331
    Available-for-sale equity securities - related party                               653,250                   317,151
    Note receivable from related party                                               1,695,649                 1,736,552
                                                                           --------------------      --------------------
                                                                                     2,458,155                 2,179,034
                                                                           --------------------      --------------------
                                                                                   $11,177,213                $8,631,987
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.

               AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,             December 31,
                                                                                  2000                      1999
                                                                           --------------------      --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                               $1,136,724                   $451,645
    Accrued expenses                                                                  384,522                    344,525
    Refundable deposits                                                               169,955                    233,363
    Notes payable                                                                   2,267,322                    731,780
                                                                           --------------------      --------------------
       Total current liabilities                                                    3,958,523                  1,761,313
                                                                           --------------------      --------------------

Stockholders' Equity
    Preferred stock, $.01 par value, 5,000,000 shares
        Authorized; no shares outstanding                                                   -                          -
    Common stock, $.50 par value, 20,000,000 shares
        Authorized; 7,051,519 shares issued at September
        30, 2000 and 7,043,186 issued at December 31, 1999                          3,525,760                  3,521,593
    Additional paid-in capital                                                     36,889,800                 36,881,466
    Less: Treasury stock at cost (652,189 shares at
        September 30, 2000 and 529,400 shares at
        December 31, 1999)                                                           (949,193)                  (658,615)
    Accumulated other comprehensive income                                            222,509                          -
    Accumulated deficit                                                           (32,470,186)               (32,873,770)
                                                                           --------------------      --------------------
    Total stockholders' equity                                                      7,218,690                  6,870,674
                                                                           --------------------      --------------------
                                                                                  $11,177,213                 $8,631,987
                                                                           ====================      ====================


The accompanying notes are an integral part of these financial statements.

                                      AVIATION GENERAL, INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                Three Months Ended September 30,
                                                               2000                          1999
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $4,307,203                    $2,600,952
Net sales - service                                                 497,595                       379,187
                                                      -----------------------       -----------------------
   Total net sales                                                4,804,798                     2,980,139
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          3,361,773                     2,232,918
Cost of sales - service                                             359,996                       281,083
                                                      -----------------------       -----------------------
   Total cost of sales                                            3,721,769                     2,514,001
                                                      -----------------------       -----------------------

Gross margin                                                      1,083,029                       466,138
                                                      -----------------------       -----------------------
Other operating expenses
   Product development and engineering costs                        102,261                        83,871
   Selling, general and administrative expenses                     725,181                       562,136
                                                      -----------------------       -----------------------
     Total other operating expenses                                 827,442                       646,007
                                                      -----------------------       -----------------------
Operating income (loss)                                             255,587                      (179,869)
                                                      -----------------------       -----------------------
Other income (expenses)
   Other income                                                      55,872                        47,227
   Interest expense                                                 (59,073)                      (32,962)
   Other expense                                                        (33)                           --
                                                      -----------------------       -----------------------
   Total other income                                                (3,234)                       14,265
                                                      -----------------------       -----------------------

Net income (loss)                                                  $252,353                     ($165,604)
                                                      =======================       =======================
Net income per share
   Weighted average common shares
      outstanding, basic                                           6,376,334                     7,093,322
                                                      -----------------------       -----------------------
   Net income (loss) per share, basic                                  $0.04                       ($0.02)
                                                      =======================       =======================
   Weighted average common shares
      Outstanding, diluted                                         6,619,192                     7,093,322
                                                      -----------------------       -----------------------
   Net income (loss) per share, diluted                                $0.04                       ($0.02)
                                                      =======================       =======================

The accompanying notes are an integral part of these financial statements.

                                      AVIATION GENERAL, INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                Nine Months Ended September 30,
                                                               2000                          1999
                                                      -----------------------       -----------------------
Net sales - aircraft                                            $11,529,604                    $6,906,003
Net sales - service                                               1,473,856                     1,387,538
                                                      -----------------------       -----------------------
   Total net sales                                               13,003,460                     8,293,541
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          9,028,129                     6,093,561
Cost of sales - service                                           1,098,131                       927,820
                                                      -----------------------       -----------------------
   Total cost of sales                                           10,126,260                     7,021,381
                                                      -----------------------       -----------------------

Gross margin                                                      2,877,200                     1,272,160
                                                      -----------------------       -----------------------
Other operating expenses
   Product development and engineering costs                        295,747                       238,142
   Selling, general and administrative expenses                   2,201,271                     1,625,525
                                                      -----------------------       -----------------------
     Total other operating expenses                               2,497,018                     1,863,667
                                                      -----------------------       -----------------------
Operating income (loss)                                             380,182                      (591,507)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                     168,475                       158,628
   Interest expense                                                (144,644)                      (63,130)
   Other expense                                                       (428)                         (916)
                                                      -----------------------       -----------------------
   Total other income                                                23,403                        94,582
                                                      -----------------------       -----------------------
Net income (loss)                                                  $403,585                     ($496,925)
                                                      =======================       =======================

Net Income (loss) per share

   Weighted average common shares
      Outstanding, basic                                           6,401,065                     7,168,012
                                                      -----------------------       -----------------------
   Net Income (loss) per share, basic                                  $0.06                       ($0.07)
                                                      =======================       =======================
   Weighted average common shares
      outstanding, diluted                                         6,721,703                     7,168,012
                                                      -----------------------       -----------------------
   Net Income (loss) per share, diluted                                $0.06                       ($0.07)
                                                      =======================       =======================


The accompanying notes are an integral part of these financial statements.

                                        AVIATION GENERAL, INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                            2000                     1999
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                         $403,585                ($496,925)
     Adjustments to reconcile net income (loss) to
         net cash used by operating activities
         Depreciation and amortization                                          107,302                   82,272
         Non-cash interest earnings                                            (105,319)                 (93,977)
         Receipts on notes receivable - related party                            41,045                        -
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                         (820,322)                (972,860)
                   Notes receivable                                              17,173                   18,511
                   Notes receivable - related party                                (142)                      --
                   Inventories                                               (1,630,876)                (102,207)
                   Prepaid expense and other assets                              56,079                 (136,159)
               Increase (decrease) in
                   Accounts payable                                             685,079                   33,524
                   Accrued expenses                                              74,419                  288,572
                   Refundable deposits                                          (63,408)                (137,668)
                                                                     --------------------     --------------------
     Net cash used by operating activities                                   (1,235,385)              (1,516,917)
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities of related party                                   (113,590)                       -
     Capital expenditures                                                       (79,836)                 (21,658)
     Payment on related party note receivable                                         -                  800,000
                                                                     --------------------     --------------------
     Net cash (used) provided by investing activities                          (193,426)                 778,342
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 5,212,430                2,584,247
     Payments on borrowings                                                  (3,676,888)              (1,630,980)
     Exercise of stock options                                                   12,501                       --
     Purchase of treasury stock                                                (325,000)                (415,645)
                                                                     --------------------     --------------------
     Net cash provided by financing activities                                1,223,043                  537,622
                                                                     --------------------     --------------------

Net decrease in cash                                                           (205,768)                (200,953)
Cash and cash equivalents at beginning of period                                281,138                  645,706
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                      $75,370                 $444,753
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
         Interest                                                              $130,834                  $53,093
         Income taxes                                                                 -                        -



The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share has been computed based on the assumption that all dilutive options are exercised.


                                                                     Nine months ending
                                                       September 30, 2000        September 30, 1999
                                                       ------------------        ------------------
  Numerator
       Net income (loss)                                       $403,585                  ($496,925)
  Denominator
       Weighted average shares outstanding,
         basic                                                6,401,065                  7,168,012
       Effect of dilutive securities
         Stock options                                          320,638                          -
                                                            -----------          -----------------
  Denominator for income (loss) per share
    assuming dilution                                         6,721,703                  7,168,012
                                                             ==========                ===========
  Income (loss) per share, basic                                 $ 0.06                   ($ 0.07)
                                                          =============             ==============
  Income (loss) per share, assuming dilution                     $ 0.06                   ($ 0.07)
                                                          =============             ==============


                                                                    Three months ending
                                                       September 30, 2000          September 30, 1999
                                                       ------------------          ------------------
  Numerator
       Net income                                              $252,353                  ($165,604)
  Denominator
       Weighted average shares outstanding,
         Basic                                                6,376,334                  7,093,322
       Effect of dilutive securities
         Stock options                                          242,858                          -
                                                            -----------          -----------------
  Denominator for income per share,
    assuming dilution                                         6,619,192                  7,093,322
                                                             ==========                 ==========
  Income (loss) per share, basic                                 $ 0.04                    ($ 0.02)
                                                          =============              ==============
  Income (loss) per share, assuming dilution                     $ 0.04                    ($ 0.02)
                                                          =============              ==============

4. Total comprehensive income (loss) for the periods presented is as follows:

                                      For the nine months ending September 30,
                                              2000                 1999
                                              ----                 ----

  Net income (loss)                          $403,585            ($496,925)
  Other comprehensive income                  222,509                 -
                                           ----------         ------------

  Comprehensive income (loss)                $626,094            ($496,925)
                                            =========           ============

                                      For the three months ending September 30,
                                              2000                  1999
                                              ----                  ----

  Net income                                 $252,353             ($165,604)
  Other comprehensive income (loss)          (117,250)                 -
                                          ------------      ---------------

  Comprehensive income (loss)                $135,103             ($165,604)
                                           ==========            ===========

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

                                        September 30, 2000    December 31, 1999

  Raw materials                                 $3,539,482       $2,867,102
  Work in process                                  884,192          595,593
  New and pre-owned aircraft                     2,350,922        1,681,025
                                               -----------      ------------

  Total inventories                             $6,774,596       $5,143,720
                                               ===========      ===========


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

         Revenues generated by the Aviation Services Division grew significantly in 1998, 1999 and the first nine months of 2000 and are expected to remain strong in the fourth quarter of 2000. In addition, the Company's subsidiary, Strategic Jet Services, Inc. generated its first revenues in 1999 and continued to contribute additional revenues in the first nine months of 2000.

PART I.      FINANCIAL INFORMATION
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS FROM OPERATIONS

         Revenues from the sale of aircraft for the third quarter of 2000 totaled $4,307,203 compared to $2,600,952 for the comparable period of 1999. For the third quarter of 2000, thirteen new and pre-owned aircraft were sold, compared with ten new and pre-owned aircraft sold in the same period for 1999.

         For the nine months ended September 30, 2000, revenues were $11,529,604 compared to $6,906,003 for the nine months ended September 30, 1999. Revenues were higher because the company sold 41 new and pre-owned aircraft in the first nine months of 2000 compared to 28 in the comparable period in 1999.

         Service revenues totaled $497,505 for the quarter ended September 30, 2000 compared to $379,187 for the comparable quarter in 1999. The increase was due to higher spare parts shipments and increased aircraft repair and refurbishment activity.

         Service revenues were $1,473,856 for the nine months ended September 30, 2000 compared to $1,387,538 for the nine months ended September 30, 1999. The increase was due to higher service work and parts sales in the current year.

         Cost of aircraft sales for the three months ended September 30, 2000 increased to $3,361,773 compared to $2,232,918 for the three months ended
September 30, 1999. The additional cost was due to higher new and pre-owned aircraft sales during the period.

         Cost of aircraft sales for the nine months ended September 30, 2000 increased to $9,028,129 compared to $6,093,561 for the nine months ended
September 30, 1999. The additional cost was due to higher new and pre-owned aircraft sales during the period.

         Cost of sales for service and parts for the quarter ended September 30, 2000 increased to $359,996 compared to $281,083 for the quarter ended September 30, 1999. The increase was due to the increase in service activity and parts shipments.

         Cost of sales for service and parts for the nine months ended September 30, 2000 were $1,098,131 compared to $927,820 for the nine months ended September 30, 1999. The increase was due to the increase in service activity and parts shipments.

         Aircraft sales margins were higher for the three and nine months ended September 30, 2000 compared to the prior periods due to higher new aircraft pricing and lower new aircraft unit costs. Service margins were for up for the three months ended September 30, 2000 compared to the prior period due to sales price increases and higher volume, partially offset by higher costs. For the nine months ended September 30, 2000 service margins were lower than the prior period because of higher costs, partially offset by higher prices and higher service and parts volume.

         Product development and engineering costs increased to $102,261 for the third quarter of 2000, from $83,871 for the comparable period in 1999. For the nine months ended September 30, 2000 product development and engineering costs were $295,747 compared to $238,142 for the nine months ended September 30, 1999. The increase was for higher technical consulting to support various product improvement initiatives currently underway.

         Sales, general and administrative expense increased for the three-month period ended September 30, 2000, to $725,181 from $562,136 for the comparable period ended September 30, 1999. Sales, general and administrative expense for the nine months ended September 30, 2000 were $2,201,271 compared to $1,625,525 for the nine months ended September 30, 1999. Consistent with the increase in sales volume, higher commissions were incurred. Higher salaries, payroll burden, advertising, legal and travel costs were also noted.

         Interest expense increased to $59,073 for the third quarter of 2000 from $32,962 for the comparable period in 1999 due to higher borrowings to finance aircraft held for resale. For the nine months ended September 30, 2000, interest expense was $144,644 compared to $63,130 due to higher borrowings to finance aircraft held for sale.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances decreased to $75,370 at September 30, 2000 from $281,138 at December 31, 1999. Accounts receivable increased by $820,232 at September 30, 2000 due to a trade balance from the sale of three aircraft, secured by the aircraft.

         Notes receivable decreased to $127,693 at September 30, 2000 from $144,866 at December 31, 1999 due to regular quarterly payments from the debtor. Notes receivable from related parties decreased from December 31, 1999 to September 30, 2000 based on a principal payment. Accrued interest due on the note receivable from the related party at September 30, 2000 was $125,440. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of the debtor. The note is classified as non-current due to the probability that payment in full will not occur within the next year.

         The  Company's   investment  in  equity  securities  is  classified  as
available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs are included in earnings. This investment is in the common stock of a related party.

         Inventories increased to $6,774,596 at September 30, 2000 from $5,143,720 at December 31, 1999. Raw materials, parts and work in process increased approximately $960,979 as the Company increased production of new aircraft to meet higher market demand. Consistent with the increase in sales, new and pre-owned aircraft inventory increased by $669,897. The Company added one new aircraft to satisfy the demand for use in new sales demonstrations and acquired additional pre-owned aircraft for resale.

         During the first nine months of 2000, expenditures for fixed assets totaled $79,836, which included replacement of machinery, fabrication tooling and an upgrade to the Company's business software.

         Accounts payable increased to $1,136,724 at September 30, 2000 from $451,645 at December 31, 1999, as increased production of new aircraft in 2000 resulted in higher material and parts inventory purchased on open account. Accrued expenses increased to $384,522 at September 30, 2000 from $344,525 at December 31, 1999. The increase in accrued expenses is attributable to amounts accrued for payroll taxes, warranty, employee benefits, and miscellaneous expenses.

         Refundable deposits decreased to $169,955 at September 30, 2000 from $233,363 at December 31, 1999. Borrowings from bank lines increased to $2,267,322 at September 30, 2000 from $731,780 at December 31, 1999.

         Since commencement of production in 1992, annual revenues have increased significantly and annual losses have substantially declined, yielding to quarterly profits for the last four consecutive quarters. Cash needs have been financed with debt, private investor capital, proceeds from an initial public offering, profits, and proceeds from subsequent stock issuances. The Company continues to broaden its general aviation capabilities by increasing its business in the pre-owned piston and jet markets. These markets are much larger than the market for new high performance, single engine aircraft. Furthermore, this diversifies the Company's business and revenue base and is synergistic with the manufacturing, marketing and support services of our high performance, single engine Commander aircraft.

         Management believes that the four consecutive quarters of profitability is attributable to plans implemented in late 1996 and 1997 to provide new revenues for the Company. During 1999, the Company continued to expand the Aviation Services Division ("ASD"), which sells pre-owned aircraft and markets refurbishment services. In the first nine months of 2000, this division continued efforts to purchase and accept trade-in of pre-owned aircraft, refurbish these aircraft and sell them at a reasonable profit. The Company continues to take advantage of its factory facilities to market upgrades to existing aircraft owners for new paint, interior and equipment. Management expects growth to continue in 2000 for refurbishment and pre-owned aircraft sales.

         The Company formed Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary, to provide brokerage, sale, consulting and refurbishment work for jet aircraft. This line of business generated first activity in 1999, has contributed revenues in the first nine months of 2000, and is expected to contribute additional revenue in the fourth quarter of 2000.

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

         During 2000, the Company introduced the 115 series of high performance, single engine aircraft. The Commander 115 represents the culmination of a multitude of improvements to the Commander line, and features numerous airframe, engine and systems refinements, as well as significantly increased range capability and an upgraded standard avionics package which includes dual Garmin 430 global navigation, communication and moving map displays. The Commander 115 series is the latest of a thoroughbred line of aircraft that offer the ultimate combination of performance, comfort, safety, and utility, and has become recognized as the Mercedes of the single engine fleet. Demand for the new 115 model has contributed to increased revenues and profitability in 2000.

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

         The Company has expanded its operations to include ASD and SJS, enhanced the Commander brand with the introduction of the Commander 115, and more effectively targeted sales and marketing expenditures. With continued activity in the parts, service and pre-owned aircraft sales, the Company has lowered its break even sales to only 15 new aircraft per year. With the large investment complete, management believes it has made significant progress towards the building of a world class aviation company and has achieved sustained profitability. Based on performance in the first three quarters of 2000, the Company believes that annual results for the year ending December 31, 2000 should exceed the prior year. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

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

(a)      Exhibit 27 - Financial Summary

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




Date:  November 14, 2000