Form 10-K405
period 2000-12-31
AVIATION GENERAL INC
filed 2001-03-28
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

-------
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

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

                Yes   X      No
                    ----        -----

      Indicate by check mark if the disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
      Form 10-K or any amendment to this form 10-K.                     (X)

      Based on the closing sales price of March 15, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,000,000

      The number of shares outstanding of the registrant's common stock, $.50 par value, was 6,279,330 at March 15, 2001.

      Total number of pages including cover page 40.

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

In 1994, the Company added the Commander 114AT All-Purpose Trainer to its line of single engine, high performance aircraft. The Commander 114AT is a four-place high performance trainer designed for military, professional and civilian flight training. An all-in-one aircraft, the Commander 114AT All-Purpose Trainer is ideal for primary through instrument flight training. The Commander 114AT shares the same design heritage as the luxurious Commander 114B, with a modified instrument panel and utilitarian interior.

The Company received certification from the FAA in 1995 for the Commander 114TC, a turbocharged version of the Commander 114B. The Commander 114TC is equipped with the same beautiful, expansive interior and state-of-the-art systems as the Commander 114B, but utilizes a 270 horsepower turbocharged Lycoming engine which provides speeds up to 197 knots (227 miles per hour). The Commander 114TC is certified to an altitude of 25,000 feet, which makes it an excellent aircraft for mountainous regions, as well as high-density altitude environments. Like its predecessor, the 114B, the Commander 114TC has received extensive favorable reviews by the aviation press.

During the first quarter of 2000, the Company introduced the 115 series of high performance, single engine aircraft. The Commander 115 and 115TC represent the culmination of a multitude of improvements to the Commander line, and features numerous airframe, engine and systems refinements, as well as significantly increased range capability and an upgraded standard avionics package which includes dual Garmin 430 global navigation, communication and moving map displays. The Commander 115 series is the latest of a thoroughbred line of aircraft that offer the ultimate combination of performance, comfort, safety, and utility, and has become recognized as the Mercedes of the single engine fleet.

The statements in this report that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties. Actual results, events and performance may differ materially due to overall changes in the economy as well as other factors. For example, the Company may not achieve anticipated results if demand for its aircraft subsides or if its Aviation Services Division does not continue to grow. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company's CFI Referral Program actively engages certified flight instructors
(CFIs) in the evaluation and acquisition process with their students. These key influencers play an important role in advising potential owners. To date, more than 1,900 CFIs have enrolled in this program.

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

Two new aircraft were sold in 2000 to foreign customers accounting for $1,096,988 or 7% of the revenues from aircraft sales. Information regarding the Company's export sales and major customers is incorporated herein by reference to Note H - Sales Concentrations, of the Notes to Consolidated Financial Statements. The Company anticipates that domestic sales will continue to account for a significant portion of its market in the future, however it is anticipated that international markets will continue to improve and account for an increased portion of the Company's sales in the future.

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

Competition

Purchasers of single engine, high performance aircraft choose among competitive models on the basis of numerous factors, including performance, reliability, price, appearance, quality of service and reputation of the aircraft and the manufacturer. Aviation General, Incorporated believes that it can favorably compete with its competitors on the basis of the safety, quality, comfort, and performance of its aircraft, and the quality and scope of the support services the Company provides to its customers. The Company further believes its aircraft are competitively priced and have a number of features, including certification to stricter standards, newer, more attractive design and larger cabin size, which  make  them  competitive  with or  superior  to the  single  engine,  high performance aircraft produced by its four principal competitors. Raytheon Aircraft Corporation suspended production of one of its single engine, high performance models, the F33A Bonanza, in 1994. Raytheon's other single engine, high performance model, the A36, remains in production. Mooney Aircraft
Corporation produces single engine, high performance aircraft that are significantly smaller than the 115 and 115TC. New Piper Aircraft Corporation produces two single engine, high performance, six place aircraft with similar performance. Socata's marketing efforts are, for the most part, focused in Europe and Asia. Each of these competitors has been well established in the general aviation industry for years and may have access to greater resources than are available to the Company.

The Company's aircraft are decades newer in design than the Bonanza, Mooney and Piper competitive models and are certified to the newer, more stringent Federal Aviation Regulation (FAR) 23 through Amendment 7 standard rather than the older Civil Air Regulation (CAR) 3. The Commander line has the best safety record in its class, according to an independent study of FAA and National Transportation and Safety Board (NTSB) statistics conducted by R. E. Breiling Associates, the leading accident analysis firm in general aviation.

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

In mid-1994, Congress enacted the General Aviation Revitalization Act, S. 1458, which established an 18-year statute of repose for general aviation aircraft and component manufacturers. This legislation prohibits product liability suits against aircraft manufacturers when the aircraft involved in an accident is more than 18 years old when the accident occurs. This action eliminated all Rockwell manufactured Commanders produced in the 1970's from the Company's liability tail. The only aircraft that the Company bears manufacturing responsibility for are the models 115, 115TC, 114B, 114AT and 114TC produced from 1992 through the present. At December 31, 2000 this totaled approximately 176 aircraft, which includes 73 aircraft exported from the United States.

Through March 1, 1995, the Company maintained product liability insurance with coverage of $10 million per occurrence and $10 million in the aggregate, with deductible of $200,000 for aircraft built through March 1, 1995. Management believes that the premiums for this type of insurance are rapacious, the policies are full of holes, the insurance companies end up controlling any litigation and are loathe to vigorously defend unwarranted claims, and prefer to settle and raise premiums rather than defend unwarranted claims. Thus, management believes that the interest of shareholders is better served by vigorously defending claims through the services of highly qualified specialists and attorneys rather than retaining product liability insurance to settle exorbitant claims. As such, the Company elected not to retain product liability insurance coverage commencing March 1, 1995. The Company could be exposed to significant financial risks if losses from product liability were to occur.

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

The following table compares these standards:

         Certification Requirements:                 FAR 23                             CAR 3
                                              (through Amendment 7)
         ----------------------------------------------------------------------------------------
         Increased gust loading                      50 ft/sec                          30 ft/sec
         Fatigue evaluation -                        Fail-safe                          Static load
            Wing and associated structures           Safe life                             margin
         Fail-safe elevator control system               Yes                                    No
         Gear and door substantiation under
            all conditions                               Yes                                    No
         Flap actuated aural warning                     Yes                                    No
         More stringent usable fuel testing              Yes                                    No
         Non-siphoning fuel caps                         Yes                                    No
         Improved accessibility of fuel
            selector switch                              Yes                                    No
         More stringent lightning strike
            analysis                                     Yes                                    No


Employees

The  Company  has  a  total  of  116  full-time  employees.   Aviation  General,
Incorporated believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the Company has been successful in attracting and retaining skilled employees. None of the Company's employees are covered by a collective bargaining agreement, and Aviation General, Incorporated considers its employee relations to be good.


Item 2.  Properties

The Company's 103,650 square foot facility, which consists of three buildings constructed in 1981, is located at the Wiley Post Airport in Bethany, Oklahoma. The facility is leased from the Oklahoma City Airport Trust Authority under a lease that expires in October 2003, with a five-year renewal option. The Company performs all of its operations and services from this facility. During the past ten years, the Company has improved its facility to assure safety and compliance with environmental laws and regulations.

A summary of lease payments is presented in Note G - Leases, of the Notes to Consolidated Financial Statements for 2000, which is hereby incorporated by reference.


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

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

The common stock of Aviation General, Incorporated, $.50 par value, trades on the NASDAQ Small-Cap Market (symbol AVGE). This table presents its high and low market prices during the past two years. The Company has never paid dividends in the past, and does not intend to pay dividends in 2001.

                                          Quarterly Common Stock Price Ranges
                                       2000                                1999
                           --------------------------         --------------------------
         Quarter           High             Low                High              Low
         -------           ----             ---                ----              ---
         1st                4                1 3/16            3                1 1/2
         2nd                4                2 1/4             2 1/8            1 1/4
         3rd                3                2 1/16            2                1 1/8
         4th                2 3/4            1 1/8             3 1/32           7/16

There were approximately 400 holders of record of the Company's common stock as of December 31, 2000.

Item 6.  Selected Financial Data

The selected financial data presented below for each year in the five year period ended December 31, 2000 have been derived from the Company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.


                                                              Year Ended December 31
                                         ----------------------------------------------------------------------
                                                     (Amounts in thousands, except per share data)
                                           2000           1999              1998           1997           1996
                                           -------------------------------------------------------------------
   Operation Data:

   Net sales                            $16,831        $13,667           $10,712         $8,062         $7,958
   Net earnings (loss)                     $450          $(385)          $(1,849)       $(2,140)       $(3,408)
   Earnings (loss) per share
     basic & diluted                      $0.07          $(.05)            $(.25)         $(.31)         $(.51)

   Balance Sheet Data:

   Total assets                         $11,809         $8,632           $10,148        $10,940        $11,060
   Long-term debt                             -              -                 -       $  2,446              -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

                                  2000 vs. 1999

Revenues  increased 23% in 2000 to $16,831,034 from $13,667,245 in 1999, and the net loss in 1999 of $385,018 improved by $835,051 to net earnings of $450,033 in 2000. The net loss of $0.05 per basic and diluted share in 1999 improved to net earnings of $0.07 per basic and diluted share in 2000.

Revenues from aircraft sales increased 26% in 2000 to $15,051,496 from $11,926,234 in 1999. New aircraft deliveries improved to 20 units in 2000 compared to 13 units in 1999, while pre-owned and consigned aircraft sales decreased to 31 aircraft in 2000 from 35 in 1999. Revenues generated by the service, parts and refurbishment business increased $38,527 in 2000 to $1,779,538 from $1,741,011 in 1999.

Aircraft cost of sales increased by 13% to $11,489,886 in 2000 from $10,198,033 in 1999. The increase was significantly smaller than the increase in revenue from aircraft sales, thereby resulting in substantially higher margins in 2000. The increased costs were due to higher volume of new units sold, partially offset by lower pre-owned volume and lower new per-unit costs.

Service and parts cost of sales increased to $1,387,653 in 2000 from $1,178,633 in 1999 due to higher parts cost and a change in mix with more volume derived from service repair and refurbishment work and less volume in spare parts sales that generally carry higher margins.

Engineering and product development costs increased 21% in 2000 to $406,898 from $336,855 in 1999. The increase was due primarily to compensation and
professional  service  fees  to  support   certification  of  new  avionics  and
electrical equipment introduced as standard or optional equipment for new aircraft.

Sales and marketing expenses increased 16% to $1,655,330 in 2000 from $1,430,266 in 1999. Costs increased due to higher compensation and sales commissions of $151,000 and higher advertising of $50,000. General and administrative expenses increased to $1,399,721 in 2000 from $1,006,306 in 1999. This increase was due to higher compensation costs of $175,000, higher legal expenses of $145,000, higher director and professional fees of $71,000, partially offset by lower costs for SJS of $19,000. Included in general and administrative expenses for 2000 is $160,000 for costs associated with the operations of Strategic Jet Services, Inc. compared to $179,000 in 1999.

Interest income totaled $207,152 in 2000, up from $200,010 in 1999. Interest expense increased to $264,297 in 2000 from $115,405 in 1999 due to higher rates and increased short-term borrowings from the Company's lines of credit.

                                  1999 vs. 1998

Revenues  increased 28% in 1999 to $13,667,245 from $10,711,827 in 1998, and the net loss was reduced 79% to $385,018 from $1,849,400 in 1998. Net loss per basic and diluted share decreased to $.05 per basic and diluted share in 1999 from $.25 per share in 1998.

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

Liquidity and Capital Resources

Cash used in operations totaled $1,872,480 for 2000 compared to cash used in operations of $61,505 in 1999. Notes and accounts receivable increased by $440,022 due primarily to the sale of one new aircraft, paid in full shortly after year-end.

Inventories increased $2,848,451. New and pre-owned aircraft increased by $1,983,000 due to an increase of one new aircraft and an overall increase in the number and average unit cost of the pre-owned aircraft on hand at year-end. Work-in process and raw materials also increased by $771,003 as the Company increased production to meet higher sales demand.

Accounts payable increased by $774,770 at December 31, 2000 compared to the prior year due to increased purchases on account to support the increased production levels. The Company had no long-term debt as of December 31, 2000 and 1999.

Capital expenditures totaled $140,267 in 2000, primarily to replace and upgrade manufacturing tooling. These investments improve the quality of the components and reduce the cost of manufacturing.

The Company established a line of credit with a bank in the amount of $1,500,000 for the purpose of funding pre-owned aircraft for inventory. The notes bear interest at prime plus 1% and are secured by individual aircraft and certain guarantees. In addition, the Company established a line of credit with a financial institution in the amount of $3,000,000 to provide funding for new aircraft as well as pre-owned piston and turbine aircraft. The notes contain variable interest rates up to 12.5%, mature in six-month intervals and are renewable at the option of the Company for an additional six months. Borrowings under these lines of credit totaled $3,035,000 at December 31, 2000.

On March 22, 2000, the Company announced a plan to repurchase up to 2,000,000 of its common stock. Prior to this announcement, the Company had completed the previously announced repurchase of 1,000,000 shares of its common stock. Pursuant to these plans, the Company has repurchased 1,170,284 shares of its common stock through December 31, 2000.

The Company anticipates that its primary cash requirement will relate to working capital associated with continued growth. The Company anticipates funding these requirements by cash generated from operations or from borrowings under the Company's existing lines of credit.

Market Risk

The Company's market risk is impacted by changes in interest rates, foreign currency exchange rates and certain equity security prices. The note receivable held by the Company includes a quarterly adjustment clause, which permits the Company to increase or decrease, the amount of interest charged based on bank prime rates. All transactions with international customers are made in U.S. dollars, thereby minimizing the risk associated with foreign currency exchange rates. The Company's investment in equity securities is classified as available-for-sale with unrealized gains or losses excluded from income and reported as other comprehensive income. The Company has no significant risk associated with commodity prices.

Inflation

Management believes that the overall effects of inflation on the Company's costs of materials and supplies have been minimal. For each of the past five years, cost of sales was virtually the same as it would have been on a current cost basis. The Company uses a moving average cost for inventory valuation and cost changes are not readily recognized in the short-term.

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Data:

                                                                                       Page
                  Report of Independent Public Accountants                              14

                  Financial Statements:

                  Consolidated Balance Sheets December 31, 2000 and 1999                15

                  Consolidated Statements of Operations for the years ended             17
                              December 31, 2000, 1999, and 1998

                  Consolidated Statement of  Stockholders' Equity for the               18
                              years ended December 31, 2000, 1999, and 1998

                  Consolidated Statements of Cash Flows for the years ended             19
                              December 31, 2000, 1999, and 1998

                  Notes to Consolidated Financial Statements                            21


                  Supplementary Financial Data:

                           Selected Quarterly Financial Data for the years ended
                                December 31, 2000 and 1999 (unaudited)                  34

Report of Independent Certified Public Accountants


Stockholders
Aviation General, Inc.

We have audited the accompanying consolidated balance sheets of Aviation General, Inc. (a Delaware corporation) and Subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation General, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 9, 2001

                     Aviation General, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS                                      2000                1999
                                                                         ------------------  ------------------
CURRENT ASSETS
    Cash and cash equivalents                                            $      135,016       $      281,138
    Accounts receivable                                                         551,425              111,403
    Current portion of note receivable                                           25,628               19,535
    Inventories                                                               7,992,171            5,143,720
    Prepaid expenses and other assets                                           153,490              172,273
                                                                          -------------        -------------

                  Total current assets                                        8,857,730            5,728,069

PROPERTY AND EQUIPMENT - AT COST
    Office equipment and furniture                                              363,388              355,492
    Vehicles and aircraft                                                        95,115               84,021
    Manufacturing equipment                                                     382,124              362,205
    Tooling       654,619                                                       563,193
    Leasehold improvements                                                      311,764              311,764
                                                                          -------------        -------------
                                                                              1,807,010            1,676,675
       Less accumulated depreciation                                          1,085,037              951,791
                                                                           ------------        -------------
                                                                                721,973              724,884

OTHER ASSETS
    Note receivable, less current maturities                                     95,921              125,331
    Available-for-sale equity securities - related party                        603,000              317,151
    Note receivable from related party                                        1,529,889            1,736,552
                                                                           ------------         ------------
                                                                              2,228,810            2,179,034
                                                                           ------------         ------------

                                                                           $ 11,808,513        $   8,631,987
                                                                            ===========         ============

                     Aviation General, Inc. and Subsidiaries

                                  December 31,


           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                2000                1999
                                                                         ------------------  ------------------
CURRENT LIABILITIES
    Accounts payable                                                      $   1,226,414       $      451,645
    Accrued expenses                                                            561,398              344,525
    Refundable deposits                                                         115,814              233,363
    Notes payable                                                             3,035,000              731,780
                                                                           ------------         ------------

                  Total current liabilities                                   4,938,626            1,761,313

DEFERRED INCOME TAX LIABILITY                                                    58,568                  -

COMMITMENTS AND CONTINGENCIES                                                       -                    -

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value; authorized,
       5,000,000 shares; none issued                                                -                    -
    Common stock - $.50 par value;  authorized,
       20,000,000 shares;  issued, 7,051,519
       shares in 2000 and 7,043,186 shares in 1999                            3,525,759            3,521,593
    Additional paid-in capital                                               36,889,799           36,881,466
    Treasury stock - at cost (772,189 shares in 2000
       and 529,400 shares in 1999)                                           (1,294,193)            (658,615)
    Accumulated deficit                                                     (32,423,737)         (32,873,770)
    Accumulated other comprehensive income                                      113,691                  -
                                                                          -------------         ------------
                                                                              6,811,319            6,870,674
                                                                           ------------         ------------

                                                                           $ 11,808,513        $   8,631,987
                                                                            ===========         ============

                     Aviation General, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                            2000              1999              1998
                                                                      ----------------  ----------------  ----------------
NET SALES
    Aircraft                                                             $15,051,496      $11,926,234      $  9,375,478
    Service                                                                1,779,538        1,741,011         1,336,349
                                                                         -----------      -----------       -----------
                                                                          16,831,034       13,667,245        10,711,827

COST OF SALES
    Aircraft                                                              11,489,886       10,198,033         8,751,936
    Service                                                                1,387,653        1,178,633         1,094,075
                                                                         -----------      -----------       -----------
                                                                          12,877,539       11,376,666         9,846,011
                                                                          ----------       ----------       -----------

                  Gross margin                                             3,953,495        2,290,579           865,816

OTHER OPERATING EXPENSES
    Product development and engineering costs                                406,898          336,855           308,772
    Selling, general, and administrative expenses                          3,055,051        2,436,578         2,792,826
                                                                         -----------      -----------       -----------
                                                                           3,461,949        2,773,433         3,101,598
                                                                         -----------      -----------       -----------

                  Operating income (loss)                                    491,546         (482,854)       (2,235,782)

OTHER INCOME (EXPENSES)
    Interest income                                                          207,152          200,010           324,043
    Other income                                                              16,059           14,858            83,346
    Interest expense                                                        (264,297)        (115,405)          (12,619)
    Other expense                                                               (427)          (1,627)           (8,388)
                                                                         -----------      -----------       -----------
                                                                             (41,513)          97,836           386,382
                                                                       -------------     ------------      ------------

                  NET EARNINGS (LOSS)                                  $     450,033    $    (385,018)     $ (1,849,400)
                                                                        ============     ============       ===========

NET EARNINGS (LOSS) PER SHARE
    Weighted average common shares outstanding; basic                      6,370,520        7,037,267         7,280,548
                                                                         ===========      ===========       ===========

    Net earnings (loss) per share; basic                               $         .07    $        (.05)     $       (.25)
                                                                         ===========      ===========       ===========

    Weighted average common shares outstanding; diluted                    6,666,676        7,037,267         7,280,548
                                                                         ===========      ===========       ===========

    Net earnings (loss) per share; diluted                             $         .07    $        (.05)     $       (.25)
                                                                         ===========      ===========       ===========

                     Aviation General, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999, and 1998


                                                                                                           Accumulated
                                                              Additional                                     other          Total
                                        Common stock           paid-in       Treasury      Accumulated     comprehensive
                                  stockholders'
                                    Shares        Amount       capital         stock        deficit          income         equity

Balance at January 1, 1998         7,280,548     $3,640,274  $37,178,230  $           -     $(30,639,352)     $    -    $10,179,152

Net loss                                 -              -             -               -       (1,849,400)          -     (1,849,400)
                                  -------------------------------------------------------     ----------    ----------  -----------

Balance at December 31, 1998       7,280,548      3,640,274   37,178,230             -       (32,488,752)          -      8,329,752

Purchase of treasury stock               -              -            -        (1,108,904)            -             -     (1,108,904)

Retirement of treasury stock        (237,362)      (118,681)    (296,764)        415,445             -             -            -

Sale of treasury stock                   -              -            -            34,844             -             -         34,844

Net loss                                 -              -             -                -        (385,018)          -       (385,018)
                                  -------------------------------------------------------- -------------    ----------  -----------

Balance at December 31, 1999       7,043,186      3,521,593   36,881,466        (658,615)    (32,873,770)          -      6,870,674

Sale of common stock                   8,333          4,166        8,333             -               -             -         12,499

Purchase of treasury stock               -              -            -          (670,000)            -             -       (670,000)

Sale of treasury stock                   -              -            -            34,422             -             -         34,422

Comprehensive income
   Net earnings                          -              -            -               -           450,033           -        450,033
   Other comprehensive income
     Change in unrealized
       investment gain, net              -              -             -                -                -      113,691      113,691
                                  -------------------------------------------------------------------------    -------  -----------

     Comprehensive income                -              -             -                -                -          -        563,724
                                  ------------------------------------------------------------------------- ----------  -----------

Balance at December 31, 2000       7,051,519     $3,525,759  $36,889,799     $(1,294,193)   $(32,423,737)     $113,691  $ 6,811,319
                                   =========      =========   ==========      ==========     ===========       =======  ===========

                     Aviation General, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                2000             1999           1998
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Net earnings (loss)                                                       $    450,033    $   (385,018)   $(1,849,400)
   Adjustments to reconcile net earnings (loss)
      to net cash used in operating activities
        Depreciation and amortization                                             140,309         111,034        106,130
        Noncash interest earnings                                                (134,383)        (17,151)           -
        Sale of aircraft and parts on notes receivable                               (142)       (493,977)       (17,044)
        Receipts on aircraft notes receivable                                      64,505         290,337        161,611
        Loss (gain) on retirement of property and equipment                         2,794            (850)           (91)
        Changes in assets and liabilities
           (Increase) decrease in
              Accounts receivable                                                (440,022)       (104,462)       335,976
              Inventories                                                      (2,848,451)        639,678       (173,269)
              Prepaid expenses and other assets                                    18,783          87,587        (56,045)
           Increase (decrease) in
              Accounts payable                                                    774,770        (170,973)       352,364
              Accrued expenses                                                    216,873           1,425         30,155
              Refundable deposits                                                (117,549)        (19,135)       177,318
                                                                              -----------     -----------    -----------

              Net cash used in operating activities                            (1,872,480)        (61,505)      (932,295)

Cash flows from investing activities
   Change in short-term investments                                                   -               -        1,224,845
   Capital expenditures                                                          (140,267)        (61,633)      (167,936)
   Proceeds on sales of property and equipment                                         75             850          1,068
   Purchase of debt securities                                                        -               -       (1,000,000)
   Proceeds from investment in debt securities                                        -           800,000            -
   Purchase of available-for-sale equity securities                              (113,590)       (100,000)             -
                                                                              -----------      ----------    -----------

              Net cash provided by (used in) investing activities                (253,782)        639,217         57,977

Cash flows from financing activities
   Proceeds from borrowings                                                     6,635,840       3,819,714        873,000
   Payments on borrowings                                                      (4,332,620)     (3,687,934)      (375,000)
   Proceeds from sale of stock                                                     12,498             -              -
   Purchase of treasury stock                                                    (370,000)     (1,108,904)           -
   Sale of treasury stock                                                          34,422          34,844             -
                                                                             ------------    -------------   -----------

              Net cash provided by (used in) financing activities               1,980,140        (942,280)       498,000
                                                                               ----------     -----------    -----------

              NET DECREASE IN CASH
                AND CASH EQUIVALENTS                                             (146,122)       (364,568)      (376,318)

Cash and cash equivalents at beginning of year                                    281,138         645,706      1,022,024
                                                                              -----------     -----------     ----------

Cash and cash equivalents at end of year                                     $    135,016    $    281,138   $    645,706
                                                                              ===========     ===========    ===========

                             Year ended December 31,


                                                                                 2000           1999              1998


Cash paid during the year for:

   Interest                                                                  $    233,000    $    115,000   $       8,000
   Income taxes                                                                       -               -               -

Noncash investing and financing activities:

2000
   Exchange of note receivable from related party of $165,617 and $134,383 of accrued interest thereon for acquisition of treasury stock.

1999
   Exchange  of  debt  securities  -  related party with  a  carrying  value  of
   $200,000  and  accrued   interest  of  $17,151  for available-for-sale equity
   securities - related party.

                     Aviation General, Inc. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999, and 1998


NOTE A - ORGANIZATION AND OPERATIONS

    Aviation General, Inc. ("AGI") was incorporated August 4, 1998 under the laws of the State of Delaware, and is the successor to the operations of Commander Aircraft Company ("CAC"). AGI is a holding company which, through its wholly owned subsidiaries, CAC and Strategic Jet Services, Inc. ("SJS") (collectively referred to as the "Company"), manufactures, markets, and provides support services for single engine, high performance Commander aircraft and to a lesser extent provides sales and service of other pre-owned aircraft. The Company also provides consulting, sales, brokerage, and refurbishment services for jet aircraft through SJS.

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

    2.     Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. As of December 31, 2000 and 1999, the Company has approximately $122,000 and $279,000, respectively, on deposit at one financial institution.

    3.     Investments

   The Company's investment in equity securities is classified as available-for-sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs included in earnings. At December 31, 2000, unrealized gains, net of income tax effects, of $113,691 have been recorded in accumulated other comprehensive income. At December 31, 1999, the fair value of available-for-sale securities approximates cost.

                        December 31, 2000, 1999, and 1998


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    4.     Revenue Recognition

   Sales of aircraft are recognized upon execution and funding of the purchase agreement and transfer of title to the buyer which occurs after the Company receives the airworthiness certificate from the Federal Aviation Administration ("FAA"). Additionally, for aircraft financed by the Company it must also be determined that the buyer's initial and continuing investments in the aircraft are adequate to demonstrate a commitment to pay. Sales of pre-owned aircraft are recognized upon execution and funding of the purchase agreement. Service revenue is recognized when the services are performed and billable.

    5.     Inventories

    Inventories consist primarily of finished goods and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components at December 31 were as follows:

                                                 2000            1999
                                            --------------    ------------

       Raw materials                          $2,522,930        $2,866,697
       Work in process                         1,710,363           595,593
       New and pre-owned aircraft              3,663,866         1,681,025
       Other                                      95,012               405
                                             -----------     -------------

                                              $7,992,171        $5,143,720
                                             ===========     =============

    6.     Property and Equipment

    Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over estimated useful lives ranging from three to 15 years.

    7.     Income Taxes

    Deferred income taxes are provided on carryforwards and on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets and liabilities are determined by applying the presently enacted tax rates and laws.

                        December 31, 2000, 1999, and 1998


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

7.       Income Taxes (Continued)

    The Company provides for a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    AGI  files  a   consolidated   income  tax  return  with  its  wholly  owned
    subsidiaries.

    8.     Refundable Deposits

    Refundable deposits consist of payments made by customers prior to having repairs performed on their aircraft and deposits on aircraft sold. These deposits are recognized as revenue in the period the services are completed or the aircraft sale is recognized.

    9.     Prepaid Advertising and Advertising Costs

    The Company expenses the cost of advertising as incurred, except for prepaid advertising. Prepaid advertising largely consists of costs for future magazine advertisements. These costs are expensed when the advertisements are published. Advertising expense for the years ended December 31, 2000, 1999, and 1998 was approximately $320,000, $270,000, and $590,000, respectively.

    10.    Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year. Diluted earnings
    (loss) per common share has been computed based on the assumption that all dilutive options and warrants are exercised.

    11.    Use of Estimates

    In preparing the Company's consolidated financial statements, management makes estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

                        December 31, 2000, 1999, and 1998


NOTE C - NOTE RECEIVABLE

    From time to time, the Company finances the sale of new aircraft with notes receivable from customers which are collateralized by the aircraft. The note receivable matures February 1, 2005 and bears interest at prime plus 1.5%.

    A summary of the note receivable as of December 31 is as follows:

                                                   2000                1999
                                                 -----------      -------------

       Amounts due within one year                  $  25,628        $  19,535
       Amounts due after one year                      95,921          125,331
                                                     --------          -------

                         Total note receivable       $121,549         $144,866
                                                      =======          =======

NOTE D - NOTES PAYABLE

    Notes payable consist of outstanding draws under revolving credit facilities. The revolving credit facilities may be drawn down to manufacture new and purchase pre-owned aircraft. Interest is payable monthly at fixed rates of 10.5% to 12.5%.

NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2000 and 1999. Such information does not purport to represent the aggregate net fair value of the Company:

       Cash and Cash Equivalents. The balance sheet carrying amounts of cash and cash equivalents approximate fair values of such assets.

       Note Receivable. The carrying amount approximates fair value because of the fluctuating interest rate associated with the note receivable.

       Note  Receivable  From Related  Party (see Note I). The  carrying  amount
       approximates  fair  value  because  of  the  fluctuating   interest  rate
       associated with the line of credit.

       Available-For-Sale Equity Securities - Related Party. The estimated fair value is based on quotes from independent pricing sources.

       Notes Payable. The carrying value of notes payable approximates fair value because of variable interest rates and the short-term nature of the instruments.

                        December 31, 2000, 1999, and 1998

NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

    All of the Company's financial instruments are for purposes other than trading.

                                                             2000                              1999
                                                ------------------------------    -----------------------------
                                                   Carrying            Fair          Carrying           Fair
                                                    amount             value          amount            value

       Cash and cash equivalents                $    135,016      $   135,016     $    281,138     $   281,138
       Note receivable                               121,548          121,548          144,866         144,866
       Available-for-sale equity securities -
         related party                               603,000          603,000          317,151         317,151
       Note receivable from related party          1,529,889        1,529,889        1,736,552       1,736,552
       Notes payable                              (3,035,000)      (3,035,000)        (731,780)       (731,780)

NOTE F - STOCK OPTION PLANS

   In December 1993, the Company approved a stock option plan for issuance of up to 300,000 shares of stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance has subsequently been increased to 2,550,000 shares. The stock option plan also provides for automatic grants to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 2000, approximately 155,000 shares remain to be granted under the plan. The stock options generally vest ratably over a three-year period.

    The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net earnings (loss) and earnings (loss) per share would have been decreased/increased to the pro forma amounts for the years ended as indicated below.


                                                          2000               1999             1998
                                                     --------------    ---------------- ----------------
       Net earnings (loss)
           As reported                                   $450,033        $(385,018)       $(1,849,400)
           Pro forma                                       17,407         (708,612)       $(2,069,761)

       Earnings (loss) per share, basic and diluted
           As reported                                   $    .07        $    (.05)       $      (.25)
           Pro forma                                     $    .01        $    (.10)       $      (.28)

                        December 31, 2000, 1999, and 1998


NOTE F - STOCK OPTION PLANS - CONTINUED

   The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: No expected dividends; expected volatility of 75%, 66%, and 66%, risk-free interest rate of 5.9%, 5.5%, and 5.5%, and expected lives of three years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant.

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

   A summary of the status of the Company's stock option plan as of December 31, 2000, 1999, and 1998 and changes during the years ending on those dates is presented below.


                                                2000                  1999                       1998
                                        --------------------  ----------------------     --------------------
                                                     Weighted               Weighted                Weighted
                                                     average                average                 average
                                                     exercise               exercise                exercise
                                           Shares     price     Shares        price     Shares        price
                                        --------------------- ----------------------  ----------------------
    Outstanding at beginning of year    1,460,880    $2.27      980,880       $2.97      691,349       $3.65
    Granted                             1,258,700    $2.17      700,000       $1.58      672,400       $2.67
    Exercised                              (8,333)   $1.50          -           -           -            -
    Expired                              (177,080)   $2.52          -           -           -            -
    Forfeited                            (139,500)   $1.81     (220,000)      $3.30     (382,869)      $3.68
                                       ----------            ----------                 --------

    Outstanding at end of year          2,394,667    $2.15    1,460,880       $2.27      980,880       $2.97
                                        =========             =========                 ========

    Options exercisable at year end       592,937    $2.26      398,983       $3.01      234,360       $3.89

    Weighted average fair value of options
           granted during the year                   $1.04                    $0.74                    $1.33

                        December 31, 2000, 1999, and 1998


NOTE F - STOCK OPTION PLANS - CONTINUED

   The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                                        Options outstanding                   Options exercisable
                                            ---------------------------------------      ----------------------------
                                                           Weighted-
                                                              average      Weighted-                    Weighted-
                                                Number      remaining        average        Number       average
                                             outstanding   contractual       exercise     exercisable    exercise
                                             at 12/31/00      life            price        at 12/31/00    price
       Range of exercise prices
           $1.38 to $1.75                      826,801       2.07 years       $1.52         179,223      $1.57
           $1.76 to $2.75                    1,567,866       2.42 years       $2.48         413,714      $2.56
                                             ---------                                      -------

           $1.38 to $2.75                    2,394,667                                      592,937
                                             =========                                      =======


NOTE G - LEASES

    The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 2004. Rental expense under these leases was approximately $274,000, $271,000, and $264,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The future annual minimum lease payments under these leases at December 31, 2000 are as follows:

    Year ending December 31
                     2001                                       $281,861
                     2002                                        289,672
                     2003                                        250,536
                     2004                                         21,504
                                                                --------

                     Total future minimum lease payments        $843,573
                                                                 =======

                        December 31, 2000, 1999, and 1998


NOTE H - SALES CONCENTRATIONS

    The geographic sales of the Company's new aircraft are as follows:

                                        2000                     1999                       1998
                               -----------------------   ------------------------   ----------------------
                               Number        Amount       Number        Amount      Number        Amount
                               ------     ------------    ------     ------------   ------     ------------
    United States                 18        $9,632,353     12         $5,757,791       10        $4,182,703
    Europe                         2         1,096,988      -                -          2           828,750
    South America                 -                -        1            424,770        1           511,700


    Pre-owned aircraft sold during 2000 in the United States and Europe were 28 and 0, respectively, totaling $4,192,481 and $0, respectively. Brokerage commissions of $129,674 were received in 2000 as a selling agent for pre-owned aircraft.

    Pre-owned aircraft sold during 1999 in the United States and Europe were 29 and 2, respectively, totaling $4,853,789 and $733,400, respectively. Brokerage commissions of $156,484 were received in 1999 as a selling agent for pre-owned aircraft.

    Pre-owned aircraft sold during 1998 in the United States and Europe were 21 and 2, respectively, totaling $3,205,325 and $647,000, respectively.


NOTE I - RELATED PARTY TRANSACTIONS

    The Company extends financing for aircraft and spare parts sold either directly to a director of the corporate general partner of the Company's majority stockholder or to an Authorized Sales and Service Representative owned by the director under a line of credit of $5,000,000. All outstanding advances under this line of credit and accrued interest thereon are due on June 30, 2001. The line of credit bears interest at 1% over the Morgan Guaranty of New York prime rate (10.5% at December 31, 2000), payable quarterly, in arrears. Following is a summary of transactions under this line of credit for 2000, 1999, and 1998:

                                                                      2000            1999           1998
                                                                 --------------  -------------- --------------
       Balance at beginning of year                                $1,736,000      $1,508,000     $1,497,000

       Sale of pre-owned aircraft                                         -           493,000            -
       Sale of spare parts                                              1,000             -           11,000
       Cash payments received                                         (41,000)       (265,000)           -
       Exchange of common stock                                      (166,000)            -              -
                                                                   ----------  -------------- --------------

       Balance at end of year                                      $1,530,000      $1,736,000     $1,508,000
                                                                    =========       =========      =========

                        December 31, 2000, 1999, and 1998

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

    Accrued interest receivable under this line of credit agreement totaled $0 as of each December 31, 2000 and 1999. Interest income under this line of credit was approximately $169,000, $144,000, and $142,000 for 2000, 1999,
    and 1998, respectively.

    The  line  of  credit  is   collateralized   by  one   pre-owned   aircraft,
    approximately 800,000 shares of the Company's stock owned directly by the majority stockholder, and the personal guarantee of the majority stockholder.

    During 1998, the Company purchased debt securities with detachable stock purchase warrants for $1,000,000 from an entity under common control. During 1999, $800,000 of the debt securities were paid off and the balance of the securities plus accrued interest was converted into 133,333 shares of common stock of the affiliate in exchange for shortening the expiration date of the accompanying warrants. The Company purchased an additional 66,667 shares of the entity for $100,000 during 1999 and an additional 68,000 shares for $113,590 during 2000.

    The Chairman of the Board of Directors of the Company is also a stockholder, director, and the Managing Director of the corporate general partner of the Company's majority stockholder.


NOTE J - INCOME TAXES

    No  current  tax  provisions  have  been  recognized  in  the   accompanying
    statements of operations given the historical operating losses incurred.

    Components of the net deferred tax assets (liabilities) at December 31 are as follows:

                                                   2000               1999
                                             -----------------   ---------------

    deferred tax assets (liabilities)
       Inventories                           $      371,000         $   270,000
       Depreciation and amortization               (159,000)           (163,000)
       Unrealized gains on investments              (59,000)                -
       Accrued liabilities                           88,000             142,000
       Net operating loss carryforwards          10,945,000          11,225,000
                                                -----------          ----------
                                                 11,186,000          11,474,000
    Valuation allowance                         (11,245,000)        (11,474,000)
                                                -----------         -----------

           Total deferred tax liabilities       $   (59,000)   $            -
                                              ==============     ===============

    The valuation allowance on tax assets decreased $229,000 in 2000 and increased $146,000 in 1999, primarily due to the utilization of net operating loss carryforwards in 2000 and the generation of net operating loss carryforwards in 1999.

                        December 31, 2000, 1999, and 1998

NOTE J - INCOME TAXES - CONTINUED

    The Company's net operating loss carryforwards will expire as follows:

    Year Ending December 31
                     2005                                     $  2,803,818
                     2006                                           17,434
                     2007                                        6,466,819
                     2008                                        3,982,473
                     2009                                        4,523,401
                     2010                                        2,279,486
                     2011                                        3,445,366
                     2012                                        1,869,674
                     2018                                        1,681,538
                     2019                                          438,829
                                                              ------------

    Total net operating loss carryforwards                     $27,508,838
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

    The Company faces the inherent business risk of exposure to product liability claims. In 1988, the Company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an 18 year statute of repose for general aviation aircraft manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than 18 years old. This action effectively eliminated all potential liability for the Company with respect to aircraft produced in the 1970s. The Company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the Company is not insured for product liability claims.

    The Company has been named in a lawsuit concerning the crash of a Commander 114TC resulting in the death of the pilot. Further, the Company has been notified of a claim by the insurer of the aircraft hull and a cross-claim by a co-defendant for indemnification and contribution for which the Company has made a similar counter claim. In addition, the Company has been named in a lawsuit filed by the estates and survivors of four decedents concerning the crash of a Commander 114B. Although it is too early for any factual development to take place concerning these claims, the ultimate outcome of these matters cannot

                        December 31, 2000, 1999, and 1998

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

NOTE L - EMPLOYEE BENEFIT PLANS

    The Company has a profit sharing 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their compensation. The Company contributes an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation. However, additional contributions may be made at the Company's discretion. Expense under the plan was approximately $48,000, $45,000, and $53,000 for 2000, 1999, and 1998, respectively.

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

The policy also provides an aggregate monthly stop-loss for the plan based on number of covered persons. Expense under the plan was approximately $240,000, $110,000, and $160,000 for 2000, 1999, and 1998, respectively.

                        December 31, 2000, 1999, and 1998

NOTE M - SEGMENT INFORMATION

   The Company operates in the segments of piston engine aircraft manufacturing sales and service and jet aircraft brokerage and refurbishment. Information concerning the Company's reportable segments for the years ended December 31 are as follows:

                                                                   2000             1999              1998
                                                             ---------------- ----------------  ----------------
    Revenues
       Jet aircraft brokerage and refurbishment             $       83,105     $     107,750      $         -
       Aircraft sales and service                               16,747,929        13,559,495       10,711,827
                                                                ----------        ----------       ----------

           Total                                               $16,831,034       $13,667,245      $10,711,827
                                                                ==========        ==========       ==========

    Operating income (loss)
       Jet aircraft brokerage and refurbishment             $      (76,786)   $      (70,758)   $    (127,795)
       Aircraft sales and service                                  568,332          (412,096)      (2,107,987)
                                                              ------------      ------------       ----------

           Total                                             $     491,546     $    (482,854)    $ (2,235,782)
                                                              ============      ============      ===========

    Assets
       Jet aircraft brokerage and refurbishment             $       43,749   $         9,978   $       25,921
       Aircraft sales and service                               11,764,764         8,622,009       10,122,047
                                                                ----------       -----------       ----------

           Total                                               $11,808,513      $  8,631,987      $10,147,968
                                                                ==========       ===========       ==========



                                                          Jet aircraft
                                                       brokerage and           Aircraft sales   Consolidated
                                                        refurbishment           and service            total
                                                       ---------------        ---------------   -------------------
Other significant items - 2000
    Interest income                                          $         -            $207,152         $207,152
    Interest expense                                                   -             264,297          264,297
    Depreciation and amortization                                    1,291           138,339          139,630
    Expenditures for long-lived assets                                 -             140,267          140,267

Other significant items - 1999
    Interest income                                          $         -            $200,010         $200,010
    Interest expense                                                   -             115,405          115,405
    Depreciation and amortization                                    5,295           105,739          111,034
    Expenditures for long-lived assets                                 782            60,851           61,633

Other significant items - 1998
    Interest income                                          $         -            $324,043         $324,043
    Interest expense                                                   -              12,619           12,619
    Depreciation and amortization                                    1,229           104,901          106,130
    Expenditures for long-lived assets                              10,461           157,475          167,936


                        December 31, 2000, 1999, and 1998


NOTE N - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share assuming dilution at December 31:

                                                                   2000             1999              1998
                                                             ---------------- ----------------  ----------------
    Numerator
    Net earnings (loss)                                        $   450,033       $  (385,018)     $(1,849,400)

    Denominator for earnings (loss) per share
    Weighted average shares outstanding, basic                   6,370,520         7,037,267        7,280,548
    Effect of dilutive securities - stock options                  296,156               -                -
                                                                ----------   ---------------  ---------------

    Denominator for earnings (loss) per share
         assuming dilution                                       6,666,676         7,037,267        7,280,548
                                                                 =========         =========        =========

    Earnings (loss) per share, basic                        $          .07   $         (.05)  $         (.25)
                                                             =============    =============    =============

    Earnings (loss) per share, assuming dilution            $          .07   $         (.05)  $         (.25)
                                                             =============    =============    =============

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (unaudited)


                                                                   Three Months Ended
                                        March 31,          June 30,       September 30,       December 31,
                                          2000               2000              2000               2000
Net Sales                               $3,942,575         $4,256,087       $4,804,798          $3,827,576

Net Earnings                               $38,183           $113,049         $252,353             $46,448

Earnings per Share, basic                    $0.01              $0.02            $0.04               $0.01

Weighted Average Shares
Outstanding, basic                       6,449,720          6,377,412        6,376,334           6,279,547

Earnings per Share, diluted                  $0.01              $0.02            $0.04               $0.01

Weighted Average Shares
Outstanding, diluted                     6,713,720          6,901,422        6,619,192           6,370,121



                                                                   Three Months Ended
                                        March 31,          June 30,       September 30,       December 31,
                                          1999               1999              1999               1999

Net Sales                               $2,258,292         $3,055,110       $2,980,139          $5,373,704

Net Earnings (Loss)                      ($379,565)           $48,244        ($165,604)           $111,907

Net Earnings (Loss) per
  share, basic                             ($0.05)              $0.01          ($0.02)               $0.02

Weighted Average Shares
Outstanding, basic                       7,269,437          7,171,108        7,093,322           6,643,156

Net Earnings (Loss) per
  share, basic                             ($0.05)              $0.01          ($0.02)               $0.02

Weighted Average Shares
Outstanding, diluted                     7,269,437          7,171,108        7,093,322           6,643,156



Quarterly  and   year-to-date   computations  of  per  share  amounts  are  made
independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no Form 8-K filings in fiscal year ended December 31, 2000 and there were no changes in or disagreements with accountants on accounting and financial disclosure in 2000.


                                    PART III

Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 2001 Annual Meeting of Shareholders, and the information included therein is incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant


Information regarding directors of the Registrant required by this item is incorporated herein by reference to the Company's 2001 Proxy Statement under the caption "Election of Directors - Nominees".

The information regarding executive officers of the Company required by this item appearing in the Company's 2001 Proxy Statement under the caption "Election of Directors - Other Officers" is hereby incorporated by reference.

Item 11.  Executive Compensation

The information required by this item appearing in the Company's 2001 Proxy Statement under the captions "Election of Directors - Director Compensation" and "Executive Compensation" is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item appearing in the Company's 2001 Proxy Statement under the caption "Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Note E - Disclosures About Fair Value of Financial Instruments and Note I - Related Party Transactions, of the Notes to Consolidated Financial Statements for 2000 are hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K:
---------------------------------------------------------------------------

                                                                                                Page
(a)      (1)  The following financial statements are included in Part II Item 8:

                  Report of Independent Public Accountants                                       14

                  Financial Statements:
                  Consolidated Balance Sheets December 31, 2000 and 1999                         15

                  Consolidated Statements of Operations for the years ended
                         December 31, 2000, 1999, and 1998                                       17

                  Consolidated  Statement of Stockholders' Equity for the
                         years ended 2000, 1999, and 1998                                        18

                  Consolidated Statements of Cash Flows for the years ended
                         December 31, 2000, 1999, and 1998                                       19

                  Notes to Consolidated Financial Statements                                     21


         (2) The following financial schedule for the years 2000, 1999 and 1998 is submitted herewith:

                 Selected Quarterly Financial Data for the years ended
                  December 31, 2000 and 1999 (unaudited)                                         34

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

10.1 Federal Aviation Administration ("FAA") Type Certificates issued to Commander Aircraft Company (the "Company") for models 112, 114, 112TC, 112B, 112TCA, 114A, and 114B. This exhibit is incorporated by reference to
     Exhibit 10.1 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

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

                                INDEX OF EXHIBITS

Exhibit No                                   Description

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

21   List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 28th day of March, 2001.

                          AVIATION GENERAL INCORPORATED




                            By: Wirt D. Walker, III
                             Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

Wirt D. Walker, III                         Chairman                                 March 28, 2001
-------------------
                                            Chief Executive Officer
                                            President

Principal Financial Officer and
    Accounting Officer:

Ronald F. Thomason                          Chief Financial Officer                  March 28, 2001
------------------


Directors:

Wirt D. Walker, III                         Director                                 March 28, 2001
-------------------

Mishal Y.S. Al Sabah                        Director                                 March 28, 2001
--------------------

N. Gene Criss                               Director                                 March 28, 2001
-------------

Stephen R. Buren                            Director                                 March 28, 2001
----------------

John H. DeHavilland                         Director                                 March 28, 2001
-------------------