Form 10-Q
period 2001-03-31
AVIATION GENERAL INC
filed 2001-05-15
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

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

      Yes__X__                           No_____
           -

      There were 6,279,330 Shares of Common Stock Outstanding as of May 10,
2001.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS


               AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,               December 31,
                                                                                  2001                      2000
                                                                           --------------------      --------------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                          109,407                  $135,016
    Accounts receivable                                                                 15,703                   551,425
    Current portion of note receivable                                                  22,027                    25,628
    Inventories                                                                      9,019,280                 7,992,171
    Prepaid expenses and other assets                                                  176,739                   153,490
                                                                           --------------------      --------------------
       Total current assets                                                          9,343,156                 8,857,730
                                                                           --------------------      --------------------
Property and equipment
    Office equipment and furniture                                                     367,311                   363,388
    Vehicles and aircraft                                                               95,115                    95,115
    Manufacturing equipment                                                            385,179                   382,124
    Tooling                                                                            676,027                   654,619
    Leasehold improvements                                                             311,764                   311,764
                                                                           --------------------      --------------------
                                                                                     1,835,396                 1,807,010
    Less accumulated depreciation                                                   (1,101,462)               (1,085,037)
                                                                           --------------------      --------------------
                                                                                       733,934                   721,973
                                                                           --------------------      --------------------
Other assets
    Notes receivable, less current maturities                                           93,121                    95,921
    Available-for-sale equity securities - related party                               402,000                   603,000
    Note receivable from related party                                               1,529,889                 1,529,889
                                                                           --------------------      --------------------
                                                                                     2,025,010                 2,228,810
                                                                           --------------------      --------------------

                                                                                   $12,102,100               $11,808,513
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.



                     AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,               December 31,
                                                                                  2001                      2000
                                                                           --------------------      --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                               $1,501,973                 $1,226,414
    Accrued expenses                                                                  472,662                    561,398
    Refundable deposits                                                                89,166                    115,814
    Notes payable                                                                   3,968,000                  3,035,000
                                                                           --------------------      --------------------
       Total current liabilities                                                    6,031,801                  4,938,626
                                                                           --------------------      --------------------
    DEFERRED TAX LIABILITY                                                                  -                     58,568
                                                                           --------------------      --------------------
Stockholders' Equity
    Preferred stock, $.01 par value, 5,000,000 shares
        Authorized; no shares outstanding                                                   -                          -
    Common stock, $.50 par value, 20,000,000 shares
        Authorized; 7,051,519 shares issued at
        March 31, 2001 and  December 31, 2000                                       3,525,759                  3,525,759
    Additional paid-in capital                                                     36,889,799                 36,889,799
    Less: Treasury stock at cost, 772,189 shares at
        March 31, 2001 and December 31, 2000                                       (1,294,193)                (1,294,193)
    Accumulated other comprehensive income (loss)                                     (28,741)                   113,691
    Accumulated deficit                                                           (33,022,325)               (32,423,737)
                                                                           --------------------      --------------------
    Total stockholders' equity                                                      6,070,299                  6,811,319
                                                                           --------------------      --------------------
                                                                                  $12,102,100                $11,808,513
                                                                           ====================      ====================


The accompanying notes are an integral part of these financial statements.

                          AVIATION GENERAL, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                               2001                          2000
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $2,134,212                    $3,475,750
Net sales - service                                                 505,548                       466,825
                                                      -----------------------       -----------------------
   Total net sales                                                2,639,760                     3,942,575
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          1,813,500                     2,779,963
Cost of sales - service                                             434,586                       317,996
                                                      -----------------------       -----------------------
   Total cost of sales                                            2,248,086                     3,097,959
                                                      -----------------------       -----------------------

Gross margin                                                        391,674                       844,616
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         95,307                        96,307
   Selling, general and administrative expenses                     818,359                       733,865
                                                      -----------------------       -----------------------
     Total other operating expenses                                 913,666                       830,172
                                                      -----------------------       -----------------------
Operating income (loss)                                            (521,992)                       14,444
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      44,049                        54,459
   Interest expense                                                (120,644)                      (30,532)
   Other expense                                                          -                          (188)
                                                      -----------------------       -----------------------
   Total other income (expense)                                     (76,595)                       23,739
                                                      -----------------------       -----------------------
Net income (loss)                                                 ($598,587)                      $38,183
                                                      =======================       =======================

Net income per share

   Weighted average common shares
      outstanding, basic                                           6,279,330                     6,449,720
                                                      -----------------------       -----------------------

   Net income (loss) per share, basic                                ($0.10)                         $0.01
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,279,330                     6,713,720
                                                      -----------------------       -----------------------

   Net income (loss) per share, diluted                              ($0.10)                         $0.01
                                                      =======================       =======================



The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                            2001                     2000
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                        ($598,587)                 $38,183
     Adjustments to reconcile net income (loss) to
         net cash used by operating activities
         Depreciation and amortization                                           16,425                   30,145
         Non-cash interest earnings                                             (36,343)                 (32,122)
         Receipts on notes receivable - related party                                 -                   41,045
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                          535,722                 (193,165)
                   Notes receivable                                               6,401                    5,623
                   Inventories                                               (1,027,109)                 (26,398)
                   Prepaid expense and other assets                              13,094                   39,397
               Increase (decrease) in
                   Accounts payable                                             275,559                  103,412
                   Accrued expenses                                             (88,736)                 126,324
                   Refundable deposits                                          (26,648)                 (74,713)
                                                                     --------------------     --------------------
     Net cash provided (used) by operating activities                          (930,222)                  57,731
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities of related party                                          -                 (113,590)
     Capital expenditures                                                       (28,387)                  (5,334)
     Payment on related party note receivable                                         -                        -
                                                                     --------------------     --------------------
     Net cash (used) provided by investing activities                           (28,387)                (118,924)
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 1,988,013                1,407,380
     Payments on borrowings                                                  (1,055,013)              (1,009,810)
     Purchase of treasury stock                                                       -                 (220,000)
                                                                     --------------------     --------------------
     Net cash provided by financing activities                                  933,000                  177,570
                                                                     --------------------     --------------------

Net increase (decrease) in cash                                                 (25,609)                 116,377
Cash and cash equivalents at beginning of period                                135,016                  281,138
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                     $109,407                 $397,515
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
         Interest                                                              $126,060                  $32,824




The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three month period ended March 31, 2001 and 2000 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share has been computed based on the assumption that all dilutive options are exercised.

                                                                    Three months ending
                                                         March 31, 2001              March 31, 2000
                                                         --------------              --------------
  Numerator
       Net income (loss)                                      ($598,587)                   $38,183

  Denominator
       Weighted average shares outstanding,
         basic                                                6,279,330                  6,449,720

       Effect of dilutive securities
         Stock options                                                0                    264,000
                                                           ------------               ------------

  Denominator for income (loss) per share
    assuming dilution                                         6,279,330                  6,713,720
                                                           ============               ============

  Income (loss) per share, basic                               ($ 0.10)                     $ 0.01
                                                           ============               ============

  Income (loss) per share, assuming dilution                   ($ 0.10)                     $ 0.01
                                                           ============               ============


4.    Total comprehensive income (loss) for the periods presented is as follows:

                                          For the three months ending March 31,
                                                  2001           2000
                                                  ----           ----

  Net income                                    ($598,587)        $38,183
  Other comprehensive income (loss)              (142,432)        591,143
                                              ------------ --------------

  Comprehensive income (loss)                   ($741,019)       $629,326
                                              ============      =========

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

                                  March 31, 2001             December 31, 2000
                                  ------------------         -----------------

  Raw materials                           $2,435,414                 $2,522,930
  Work in process                          1,986,981                  1,710,363
  New and pre-owned aircraft               4,539,990                  3,663,866
  Other                                       56,895                     95,012
                                              ------                     ------
  Total inventories                       $9,019,280                 $7,992,171
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

PART I.      FINANCIAL INFORMATION
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS FROM OPERATIONS

         Revenues from the sale of aircraft for the first quarter of 2001 totaled $2,134,212 compared to $3,475,750 for the comparable period of 2000. For the first quarter of 2001, eight new and pre-owned aircraft were sold, compared with fifteen new and pre-owned aircraft sold in the same period for 2000. The revenues for the first quarter of 2001 were adversely impacted by the uncertainty of the economy, causing customer cancellation or postponement of new and pre-owned aircraft purchases. Thus, the Company has made and will continue to make appropriate adjustments in its cost and overhead structure. The Company believes business will begin to pick up as economic and stock market conditions stabilize, and as the effect of lower interest rates, which significantly lowers aircraft purchase finance costs, takes hold. The Company expects to return to profitability in the second half of the year.

         Service revenues totaled $505,548 for the quarter ended March 31, 2001 compared to $466,825 for the comparable quarter in 2000. The increase was partially due to increased aircraft repair and refurbishment activity.

         Cost of aircraft sales for the three months ended March 31, 2001 decreased to $1,813,500 compared to $2,779,963 for the three months ended March 31, 2000. The decrease in cost was due to lower new and pre-owned aircraft sales during the period.

         Cost of sales for service and parts for the quarter ended March 31, 2001 increased to $434,586 compared to $317,996 for the quarter ended March 31, 2000. The increase was due to the increase in service activity and was partially offset by a decrease in after-market parts sales activity.

         Aircraft sales margins were lower for the three months ended March 31, 2001 compared to the prior period due to the decrease in sales volume of new and pre-owned aircraft. Service margins were lower for the three months ended March 31, 2001 compared to the prior period because of a decrease in the sale of after-market parts.

         Product development and engineering costs decreased to $95,307 for the first quarter of 2001, from $96,307 for the comparable period in 2000.

         Sales, general and administrative expense increased for the three months ended March 31, 2001, to $818,359 from $733,865 for the comparable period ended March 31, 2000, as a result of increased legal expense.

         Interest expense increased to $120,644 for the first quarter of 2001 from $30,532 for the comparable period in 2000 due to higher borrowings to finance aircraft manufactured or purchased for resale.


LIQUIDITY AND CAPITAL RESOURCES

         Cash balances decreased slightly to $109,407 at March 31, 2001 from $135,016 at December 31, 2000. Accounts receivable decreased by $535,722 at March 31, 2001 due to a payment received in the first quarter for an aircraft in accounts receivable at December 31, 2000.

         Notes receivable decreased to $115,148 at March 31, 2001 from $121,549 at December 31, 2000 due to regular quarterly payments from the debtor. Notes receivable from related parties remained unchanged from December 31, 2000 to March 31, 2001. Accrued interest due on the note receivable from the related party at March 31, 2001 was $36,343. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of the debtor. The note is classified as non-current due to the probability that payment in full will not occur within the next year.

         The Company's investment in equity securities is classified as available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income or loss. Declines in the fair value of securities that are other than temporary result in write-downs are included in earnings. This investment is in the common stock of a related party.

         Inventories increased to $9,019,280 at March 31, 2001 from $7,992,171 at December 31, 2000. Raw materials, parts and work in process increased approximately $150,985 as the Company increased production of new aircraft to meet anticipated market demand. New and pre-owned aircraft inventory increased by $876,124.

         During the first three months of 2001, expenditures for fixed assets totaled $28,386, which included replacement of machinery and fabrication tooling.

         Accounts payable increased to $1,501,973 at March 31, 2001 from $1,226,414 at December 31, 2000, as the anticipated increase in production of new aircraft in 2001 resulted in higher material and parts inventory purchased on open account. Accrued expenses decreased to $472,662 at March 31, 2001 from $561,398 at December 31, 2000. The decrease in accrued expenses is attributable to disbursement of property taxes and payroll that were included in normal expense accruals at December 31, 2000.

         Refundable deposits decreased to $89,166 at March 31, 2001 from $115,814 at December 31, 2000. Borrowings from bank lines increased to $3,968,000 at March 31, 2001 from $3,035,000 at December 31, 2000 to offset the decrease in cash flow from lower sales volume.

         The Company formed Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary, to provide brokerage, sale, consulting and refurbishment work for jet aircraft. This line of business generated first activity in 1999, contributed revenue in 2000, and is expected to contribute additional revenue in 2001.

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

         The Company has expanded its operations to include SJS, enhanced the Commander brand with the introduction of the Commander 115, and more effectively targeted sales and marketing expenditures. With continued activity in the parts, service and pre-owned aircraft sales, the Company has lowered its break even sales to only 15 new aircraft per year. With the large investment complete, management believes it has made significant progress towards the building of a world class aviation company which will achieve sustained annual profitability. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

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

(a)      Reports on Form 8-K - None.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AVIATION GENERAL INCORPORATED
                                  (Registrant)




                             By: /s/ Wirt D. Walker
                                 Wirt D. Walker
                          Chairman of the Board of Directors
                           (Chief Executive Officer and
                              Authorized Signatory)




Date:  May 14, 2001