Form 10-Q
period 2001-06-30
AVIATION GENERAL INC
filed 2001-08-13
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-Q
------
XX    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended June 30, 2001

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

      Yes__X__                   No_____
           -

         There were 6,279,330 Shares of Common Stock Outstanding as of July 31, 2001

================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                     AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2001                      2000
                                                                           --------------------      --------------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                         $545,428                  $135,016
    Accounts receivable                                                                 46,711                   551,425
    Current portion of note receivable                                                  29,625                    25,628
    Inventories                                                                      8,705,980                 7,992,171
    Prepaid expenses and other assets                                                  210,449                   153,490
                                                                           --------------------      --------------------
       Total current assets                                                          9,538,193                 8,857,730
                                                                           --------------------      --------------------

Property and equipment
    Office equipment and furniture                                                     372,162                   363,388
    Vehicles and aircraft                                                               95,115                    95,115
    Manufacturing equipment                                                            385,179                   382,124
    Tooling                                                                            676,747                   654,619
    Leasehold improvements                                                             315,051                   311,764
                                                                           --------------------      --------------------
                                                                                     1,844,254                 1,807,010
    Less accumulated depreciation                                                   (1,136,088)               (1,085,037)
                                                                           --------------------      --------------------
                                                                                       708,166                   721,973
                                                                           --------------------      --------------------

Other assets
    Notes receivable, less current maturities                                           85,665                    95,921
    Available-for-sale equity securities - related party                               294,800                   603,000
    Note receivable from related party                                               1,529,889                 1,529,889
                                                                           --------------------      --------------------
                                                                                     1,910,354                 2,228,810
                                                                           --------------------      --------------------

                                                                                   $12,156,713               $11,808,513
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2001                      2000
                                                                           --------------------      --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                               $1,690,113                 $1,226,414
    Accrued expenses                                                                  516,725                    561,398
    Refundable deposits                                                               132,873                    115,814
    Notes payable                                                                   4,309,310                  3,035,000
                                                                           --------------------      --------------------
       Total current liabilities                                                    6,649,021                  4,938,626
                                                                           --------------------      --------------------

    DEFERRED TAX LIABILITY                                                                   -                    58,568
                                                                           --------------------      --------------------

Stockholders' Equity
    Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                                            -                          -
    Common stock, $.50 par value, 20,000,000
        shares authorized; 7,051,519 shares issued
        At June 30, 2001 and December 31, 2000                                      3,525,759                  3,525,759
    Additional paid-in capital                                                     36,889,799                 36,889,799
    Less: Treasury stock at cost, 772,189 shares at
        June 30, 2001 and December 31, 2000                                        (1,294,193)                (1,294,193)
    Accumulated other comprehensive income (loss)                                    (135,941)                   113,691
    Accumulated deficit                                                           (33,477,732)               (32,423,737)

                                                                           --------------------      --------------------
    Total stockholders' equity
                                                                                    5,507,692                  6,811,319
                                                                           --------------------      --------------------

                                                                                  $12,156,713                $11,808,513
                                                                           ====================      ====================


The accompanying notes are an integral part of these financial statements.

                 AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended June 30,
                                                               2001                          2000
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $2,729,783                    $3,746,651
Net sales - service                                                 489,225                       509,436
                                                      -----------------------       -----------------------
   Total net sales                                                3,219,008                     4,256,087
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          2,324,580                     2,886,393
Cost of sales - service                                             370,645                       420,139
                                                      -----------------------       -----------------------
   Total cost of sales                                            2,695,225                     3,306,532
                                                      -----------------------       -----------------------

Gross margin                                                        523,783                       949,555
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         86,870                        97,179
   Selling, general and administrative expenses                     817,161                       742,225
                                                      -----------------------       -----------------------
     Total other operating expenses                                 904,031                       839,404
                                                      -----------------------       -----------------------

Operating income (loss)                                            (380,248)                      110,151
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      56,254                        58,144
   Interest expense                                                (125,315)                      (55,039)
   Other expense                                                     (6,099)                         (207)
                                                      -----------------------       -----------------------
   Total other income                                               (75,160)                        2,898
                                                      -----------------------       -----------------------

Net income (loss)                                                 ($455,408)                     $113,049
                                                      =======================       =======================

Net Income per share

   Weighted average common shares
      Outstanding, basic                                           6,279,330                     6,377,412
                                                      -----------------------       -----------------------

   Net Income (loss) per share, basic                                ($0.07)                         $0.02
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,279,330                     6,901,422
                                                      -----------------------       -----------------------
   Net Income (loss) per share, diluted                              ($0.07)                         $0.02
                                                      =======================       =======================

The accompanying notes are an integral part of these financial statements.

                 AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Six Months Ended June 30,
                                                               2001                          2000
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $4,863,995                    $7,222,401
Net sales - service                                                 994,773                       976,261
                                                      -----------------------       -----------------------
   Total net sales                                                5,858,768                     8,198,662
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          4,138,079                     5,666,356
Cost of sales - service                                             805,231                       738,135
                                                      -----------------------       -----------------------
   Total cost of sales                                            4,943,310                     6,404,491
                                                      -----------------------       -----------------------

Gross margin                                                        915,458                     1,794,171
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                        182,177                       193,486
   Selling, general and administrative expenses                   1,635,520                     1,476,090
                                                      -----------------------       -----------------------
     Total other operating expenses                               1,817,697                     1,669,576
                                                      -----------------------       -----------------------

Operating income (loss)                                            (902,239)                      124,595
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                     100,303                       112,603
   Interest expense                                                (245,960)                      (85,571)
   Other expense                                                     (6,099)                         (395)
                                                      -----------------------       -----------------------
   Total other income (expenses)                                   (151,756)                       26,637
                                                      -----------------------       -----------------------

Net income (loss)                                               ($1,053,995)                     $151,232
                                                      =======================       =======================

Net Income (loss) per share

   Weighted average common shares
      Outstanding, basic                                           6,279,330                     6,413,566
                                                      -----------------------       -----------------------

   Net Income (loss) per share, basic                                ($0.17)                         $0.02
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,279,330                     6,769,467
                                                      -----------------------       -----------------------

   Net Income (loss) per share, diluted                              ($0.17)                         $0.02
                                                      =======================       =======================

The accompanying notes are an integral part of these financial statements.

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six Months Ended June 30,
                                                                            2001                     2000
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                      ($1,053,995)                $151,232
     Adjustments to reconcile net income (loss) to
         net cash used by operating activities
         Depreciation and amortization                                           51,108                   64,293
         Non-cash interest earnings                                             (68,149)                 (70,442)
         Receipts on notes receivable - related party                                 -                   41,045
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                          504,714                 (603,459)
                   Notes receivable                                               6,259                   11,498
                   Notes receivable - related party                                   -                     (142)
                   Inventories                                                 (713,809)                (646,013)
                   Prepaid expense and other assets                             (56,959)                  23,697
               Increase (decrease) in
                   Accounts payable                                             463,699                  339,176
                   Accrued expenses                                             (44,673)                 173,720
                   Refundable deposits                                           17,059                  (90,937)
                                                                     --------------------     --------------------
     Net cash used by operating activities                                     (894,746)                (606,332)
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities of related party                                          -                 (113,590)
     Capital expenditures                                                       (37,244)                 (27,784)
     Payment on related party note receivable                                         -                        -
                                                                     --------------------     --------------------
     Net cash (used) provided by investing activities                           (37,244)                (141,374)
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 3,986,943                3,088,670
     Payments on borrowings                                                  (2,644,541)              (2,070,118)
     Purchase of treasury stock                                                       -                 (325,000)
                                                                     --------------------     --------------------
     Net cash provided by financing activities                                1,342,402                  693,552
                                                                     --------------------     --------------------

Net decrease in cash                                                            410,412                  (54,154)
Cash and cash equivalents at beginning of period                                135,016                  281,138
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                     $545,428                 $226,984
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
         Interest                                                              $256,001                  $69,711
         Income taxes                                                                 -                        -



The accompanying notes are an integral part of these financial statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share has been computed based on the assumption that all dilutive options are exercised.

                                                                     Six months ending
                                                          June 30, 2001               June 30, 2000
                                                          -------------               -------------
  Numerator
       Net income (loss)                                    ($1,053,995)                  $151,232

  Denominator
       Weighted average shares outstanding,
         basic                                                6,279,330                  6,413,566

       Effect of dilutive securities
         Stock options                                                0                    355,896
                                                                  -----               ------------

  Denominator for income (loss) per share
    assuming dilution                                         6,279,330                  6,769,462
                                                             ==========                 ==========

  Income (loss) per share, basic                               ($ 0.17)                     $ 0.02
                                                        ===============               ============

  Income (loss) per share, assuming dilution                   ($ 0.17)                     $ 0.02
                                                        ===============               ============


                                                                    Three months ending
                                                          June 30, 2001               June 30, 2000
                                                          -------------               -------------
  Numerator
       Net income (loss)                                      ($455,408)                  $113,049

  Denominator
       Weighted average shares outstanding,
         basic                                                6,279,330                  6,377,412

       Effect of dilutive securities
         Stock options                                                0                    524,010
                                                                  -----                -----------

  Denominator for income (loss) per share,
    assuming dilution                                         6,279,330                  6,901,422
                                                             ==========                 ==========

  Income (loss) per share, basic                               ($ 0.07)                     $ 0.02
                                                        ===============               ============

  Income (loss) per share, assuming dilution                   ($ 0.07)                     $ 0.02
                                                        ===============               ============


3.    Total comprehensive income (loss) for the periods presented is as follows:


                                                             For the six months ending June 30
                                                                2001                       2000
                                                                ----                       ----
  Net income (loss)                                         ($1,053,995)                 $151,232
  Other comprehensive income (loss)                            (135,941)                  339,759
                                                            ------------            --------------

  Comprehensive income (loss)                               ($1,189,936)                 $490,991
                                                           =============                ==========

                                                             For the three months ending June 30
                                                                2001                       2000
                                                                ----                       ----

  Net income (loss)                                           ($455,408)                  $113,049
  Other comprehensive income (loss)                            (107,200)                  (251,384)
                                                            ------------            --------------

  Comprehensive income (loss)                                 ($562,608)                 ($138,335)
                                                             ===========                ===========


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

                                       June 30, 2001   December 31, 2000
                                       -------------   -----------------

  Raw materials                              $2,099,620       $2,522,930
  Work in process                             2,177,947        1,710,363
  New and pre-owned aircraft                  4,371,057        3,663,866
  Other                                          57,356           95,012
                                                 ------           ------

  Total inventories                          $8,705,980       $7,992,171
                                             ----------       ----------


5. No income tax provision has been necessary due to the generation or utilization of net operating loss carryforwards and the related change in the valuation allowance for deferred income tax assets.

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

PART I.      FINANCIAL INFORMATION
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION


RESULTS FROM OPERATIONS

         Revenues from the sale of aircraft for the second quarter of 2001 totaled $2,729,783 compared to $3,746,651 for the comparable period of 2000. For the second quarter of 2001, eight new and pre-owned aircraft were sold and one jet aircraft was brokered, compared with thirteen new and pre-owned aircraft sold and one twin turbine aircraft brokered in the same period for 2000.

         For the six month period ended June 30, 2001, revenues were $4,863,995 compared to $7,222,401 for the six month period ending June 30, 2000. The revenues for the first six months of this year have been adversely impacted by the uncertainty of the economy, causing customer cancellation or postponement of new and pre-owned aircraft purchases. The Company has made and will continue to make adjustments in its cost and overhead structure.

         Service revenues totaled $489,225 for the quarter ended June 30, 2001 compared to $509,436 for the comparable quarter in 2000. The decrease was due to a decrease in spare parts shipments and aircraft repair and refurbishment activity. Service revenues were $994,723 for the six month period ending June 30, 2001 compared to $976,261 for the six month period ending June 30, 2000. The slight increase was due to the larger volume of work in the first quarter of 2001.

         Cost of aircraft sales for the three month period ended June 30, 2001 decreased to $2,324,580 compared to $2,886,393 for the three month period ended June 30, 2000. The decrease in cost was due to lower new and pre-owned aircraft sales during the period. Cost of aircraft sales for the six month period ended June 30, 2001 decreased to $4,138,079 compared to $5,666,356 for the six month period ended June 30, 2000. The decrease in cost was due to lower new and pre-owned aircraft sales during the period.

         Cost of sales for service and parts for the quarter ended June 30, 2001 decreased to $370,645 compared to $420,139 for the quarter ended June 30, 2000. The decrease was due primarily to the decrease in revenues from service activity and parts shipments and steps taken by management to reduce overall costs. Cost of sales for service and parts for the six month period ended June 30, 2001 were $805,231 compared to $738,135 for the six month period ended June 30, 2000. The increase was due to the higher volume service and parts activity in the first quarter of 2001.

         Product development and engineering costs decreased to $86,870 for the second quarter of 2001, from $97,179 for the comparable period in 2000. For the six month period ended June 30, 2001 product development and engineering costs were $182,177 compared to $193,486 for the six month period ended June 30, 2000.

         Sales, general and administrative expense increased for the three-month period ended June 30, 2001, to $817,161 from $742,225 for the comparable period ended June 30, 2000. Sales, general and administrative expense for the six-month period ended June 30, 2001 were $1,635,520 compared to $1,476,090 for the six month period ended June 30, 2000. The increase is due to increased legal costs.

         Interest expense increased to $125,315 for the second quarter of 2001 from $55,039 for the comparable period in 2000 due to higher borrowings at banks to finance aircraft manufactured or purchased for resale.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances increased to $545,428 at June 30, 2001 from $135,016 at December 31, 2000. Accounts receivable decreased by $504,714 at June 30, 2001 due to a payment received in the first quarter for an aircraft in accounts receivable at December 31, 2000.

         Notes receivable decreased to $115,290 at June 30, 2001 from $121,549 at December 31, 2000 due to regular quarterly payments from the debtor. Notes receivable from related parties remained unchanged from December 31, 2000 to June 30, 2001. Accrued interest due on the note receivable from the related party at June 30, 2000 was $68,149. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of the debtor. The note is classified as non-current due to the probability that payment in full will not occur within the next year.

         The Company's investment in equity securities is classified as available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs are included in earnings. This investment is in the common stock of a related party.

         Inventories increased to $8,705,980 at June 30, 2001 from $7,992,171 at December 31, 2000. Raw materials, parts and work in process increased approximately $44,274, while new and pre-owned aircraft inventory increased by $707,191.

         During the first six months of 2001, expenditures for fixed assets totaled $37,243, which included replacement of fabrication tooling and an upgrade to the Company's business software.

         Accounts payable increased to $1,690,113 at June 30, 2001 from $1,226,414 at December 31, 2000, as the anticipated increase in production of new aircraft in 2001 resulted in higher material and parts inventory purchased on open account. Accrued expenses decreased to $516,725 at June 30, 2001 from $561,398 at December 31, 2000.

         Refundable deposits increased to $132,873 at June 30, 2001 from $115,814 at December 31, 2000. Borrowings from bank lines increased to $4,309,310 at June 30, 2001 from $3,035,000 at December 31, 2000.

COMPANY OVERVIEW

         Aviation General, Incorporated is a publicly traded holding company with two wholly owned subsidaries, Commander Aircraft Company and Strategic Jet Services, Inc. Commander Aircraft Company (www.commanderair.com) manufactures, markets and provides support services for its line of single engine, high performance Commander aircraft, and consulting, brokerage and refurbishment services for all types of piston aircraft. Strategic Jet Services, Inc. (www.strategicjet.com) provides consulting, sales, brokerage, acquisition and refurbishment services for jet aircraft.

         The Company formed Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary, to provide brokerage, sale, consulting and refurbishment work for jet aircraft. This line of business generated first activity in 1999, contributed revenue in 2000 and during the first six months of 2001, and is expected to contribute additional revenue in 2001.

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

         During 2000 the Company introduced the 115 series of high performance, single engine aircraft. The Commander 115 represents the culmination of a multitude of improvements to the Commander line, and features numerous airframe, engine and systems refinements, as well as significantly increased range capability and an upgraded standard avionics package which includes dual Garmin 430 global navigation, communication and moving map displays. The Commander 115 series is the latest of a thoroughbred line of aircraft that offer the ultimate combination of performance, comfort, safety, and utility, and has become recognized as the Mercedes of the single engine fleet.

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

         The Company has expanded its operations to include SJS, enhanced the Commander brand with the introduction of the Commander 115, and more effectively targeted sales and marketing expenditures. With continued activity in the parts, service and pre-owned aircraft sales, the Company has lowered its break even sales to only 14 new aircraft per year. With the large investment complete, management believes it has made significant progress towards the building of a world class aviation company. Due to numerous factors beyond the control of the Company, there can be no assurances that these results will be achieved.

Forward Looking Statements

         This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-Q that addresses activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future aircraft sales and service revenues, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

PART I.    FINANCIAL INFORMATION
ITEM 3.    QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.



PART II.  OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

Commander Aircraft Company is a defendant in a lawsuit resulting from a crash of one of its manufactured aircraft. Management does not believe the Company bears any responsibility and will vigorusly defend against this claim and currently believes that this action will not have a material impact on the Company's operations. The National Transportation and Safety Board accident investigation has found the probable cause of this crash was pilot error.

ITEM 5.  OTHER DISCLOSURES

The Company has received a NASDAQ Staff Determination that the Company fails to comply with the minimum bid price requirements for continued listing on the NASDAQ SmallCap Market, Rule 4310 (c)(4). The Company's common shares will continue to trade on the NASDAQ Stock Market, pending the outcome of the appeal the Company has filed in accordance with NASDAQ procedures, although there can be no assurance NASDAQ will grant the Company's appeal for continued listing. Aviation General believes its stock is significantly undervalued, and is considering various alternatives, such as restructuring of the Company's capitalization, ownership structure and reactivation of the Company's Stock Repurchase Program, the effect of which would most probably result in regaining minimum bid compliance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 5, 2001.

At the meeting, shareholders elected the following individuals as members of the Board of Directors:

                              Wirt D. Walker, III
                                 N. Gene Criss
                               Stephen R. Buren
                              John H. deHavilland
                             Robert B. Smith, Jr.

There were 4,389,603 votes for each of the directors and 71,423 votes were withheld.

The shareholders approved an Amendment of the 1993 Stock Option Plan. There were 1,791,360 votes for and 145,026 votes against and 1,000 votes withheld.


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



                     AVIATION GENERAL INCORPORATED
                     -----------------------------
                             (Registrant)




                       By: /s/ Wirt D. Walker
                           Wirt D. Walker
                 Chairman of the Board of Directors
                     (Chief ExecutiveOfficer and
                        Authorized Signatory)




Date:  August 14, 2001