Form 10-Q
period 2001-09-30
AVIATION GENERAL INC
filed 2001-11-14
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

      Yes__X__                           No_____
           -

      There were 6,529,330 Shares of Common Stock Outstanding as of October 31, 2001.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                  AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,             December 31,
                                                                                  2001                      2000
                                                                           --------------------      --------------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                          $11,595                  $135,016
    Accounts receivable                                                                 21,785                   551,425
    Current portion of note receivable                                                  28,202                    25,628
    Inventories                                                                      8,272,684                 7,992,171
    Prepaid expenses and other assets                                                  218,966                   153,490
                                                                           --------------------      --------------------
       Total current assets                                                          8,553,232                 8,857,730
                                                                           --------------------      --------------------

Property and equipment
    Office equipment and furniture                                                     372,162                   363,388
    Vehicles and aircraft                                                               95,115                    95,115
    Manufacturing equipment                                                            385,179                   382,124
    Tooling                                                                            676,747                   654,619
    Leasehold improvements                                                             315,051                   311,764
                                                                           --------------------      --------------------
                                                                                     1,844,254                 1,807,010
    Less accumulated depreciation                                                   (1,170,907)               (1,085,037)
                                                                           --------------------      --------------------
                                                                                       673,347                   721,973
                                                                           --------------------      --------------------

Other assets
    Notes receivable, less current maturities                                           73,694                    95,921
    Available-for-sale equity securities - related party                               174,200                   603,000
    Note receivable from related party                                               1,529,889                 1,529,889
                                                                           --------------------      --------------------
                                                                                     1,777,783                 2,228,810
                                                                           --------------------      --------------------
                                                                                   $11,004,362               $11,808,513
                                                                           ====================      ====================



   The accompanying notes are an integral part of these financial statements.

              AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,             December 31,
                                                                                  2001                      2000
                                                                           --------------------      --------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                               $1,872,371                 $1,226,414
    Accrued expenses                                                                  305,105                    561,398
    Refundable deposits                                                               141,873                    115,814
    Notes payable                                                                   3,520,810                  3,035,000
                                                                           --------------------      --------------------
       Total current liabilities                                                    5,840,159                  4,938,626
                                                                           --------------------      --------------------
    DEFERRED TAX LIABILITY                                                                  -                     58,568
                                                                           --------------------      --------------------

Stockholders' Equity
    Preferred stock, $.01 par value, 5,000,000 shares
        Authorized; no shares outstanding                                                   -                          -
    Common stock, $.50 par value, 20,000,000 shares
        Authorized; 7,631,519 shares issued at September
        30, 2001 and 7,051,519 issued at December 31, 2000                          3,815,759                  3,525,759
    Additional paid-in capital                                                     36,924,892                 36,889,799
    Less: Treasury stock at cost 772,189 shares at
        September 30, 2001 and December 31, 2000                                   (1,294,193)                (1,294,193)
    Accumulated other comprehensive income (loss)                                    (244,757)                   113,691
    Accumulated deficit                                                           (34,037,498)               (32,423,737)
                                                                           --------------------      --------------------
    Total stockholders' equity                                                      5,164,203                  6,811,319
                                                                           --------------------      --------------------
                                                                                  $11,004,362                $11,808,513
                                                                           ====================      ====================


   The accompanying notes are an integral part of these financial statements.

                      AVIATION GENERAL, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                Three Months Ended September 30,
                                                               2001                          2000
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $1,277,118                    $4,307,203
Net sales - service                                                 275,278                       497,595
                                                      -----------------------       -----------------------
   Total net sales                                                1,552,396                     4,804,798
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          1,024,284                     3,361,773
Cost of sales - service                                             237,559                       359,996
                                                      -----------------------       -----------------------
   Total cost of sales                                            1,261,843                     3,721,769
                                                      -----------------------       -----------------------

Gross margin                                                        290,553                     1,083,029
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         61,995                       102,261
   Selling, general and administrative expenses                     690,641                       725,181
                                                      -----------------------       -----------------------
     Total other operating expenses                                 752,636                       827,442
                                                      -----------------------       -----------------------

Operating income (loss)                                            (462,083)                      255,587
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      36,056                        55,872
   Interest expense                                                (124,900)                      (59,073)
   Other expense                                                     (8,837)                          (33)
                                                      -----------------------       -----------------------
   Total other income                                               (97,681)                       (3,234)
                                                      -----------------------       -----------------------

Net income (loss)                                                 ($559,764)                     $252,353
                                                      =======================       =======================

Net income per share

   Weighted average common shares
      outstanding, basic                                           6,730,091                     6,376,334
                                                      -----------------------       -----------------------
   Net income (loss) per share, basic                                ($0.08)                         $0.04
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,730,091                     6,619,192
                                                      -----------------------       -----------------------
   Net income (loss) per share, diluted                              ($0.08)                         $0.04
                                                      =======================       =======================



  The accompanying notes are an integral part of these financial statements.

                                      AVIATION GENERAL, INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                Nine Months Ended September 30,
                                                               2001                          2000
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $6,141,113                   $11,529,604
Net sales - service                                               1,270,051                     1,473,856
                                                      -----------------------       -----------------------
   Total net sales                                                7,411,164                    13,003,460
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          5,162,363                     9,028,129
Cost of sales - service                                           1,042,790                     1,098,131
                                                      -----------------------       -----------------------
   Total cost of sales                                            6,205,153                    10,126,260
                                                      -----------------------       -----------------------

Gross margin                                                      1,206,011                     2,877,200
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                        244,172                       295,747
   Selling, general and administrative expenses                   2,326,161                     2,201,271
                                                      -----------------------       -----------------------
     Total other operating expenses                               2,570,333                     2,497,018
                                                      -----------------------       -----------------------

Operating income (loss)                                          (1,364,322)                      380,182
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                     136,359                       168,475
   Interest expense                                                (370,860)                     (144,644)
   Other expense                                                    (14,936)                         (428)
                                                      -----------------------       -----------------------
   Total other income                                              (249,437)                       23,403
                                                      -----------------------       -----------------------

Net income (loss)                                               ($1,613,759)                     $403,585
                                                      =======================       =======================
Net Income (loss) per share

   Weighted average common shares
      Outstanding, basic                                           6,431,235                     6,401,065
                                                      -----------------------       -----------------------
   Net Income (loss) per share, basic                                ($0.25)                         $0.06
                                                      =======================       =======================

   Weighted average common shares
      outstanding, diluted                                         6,431,235                     6,721,703
                                                      -----------------------       -----------------------
   Net Income (loss) per share, diluted                              ($0.25)                         $0.06
                                                      =======================       =======================


   The accompanying notes are an integral part of these financial statements.

                     AVIATION GENERAL, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                            2001                     2000
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                      $(1,613,759)                $403,585
     Adjustments to reconcile net income (loss) to
         net cash used by operating activities
         Depreciation and amortization                                           85,927                  107,302
         Non-cash interest earnings                                             (92,230)                (105,319)
         Receipts on notes receivable - related party                                 -                   41,045
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                          529,640                 (820,322)
                   Notes receivable                                              19,653                   17,173
                   Notes receivable - related party                                   -                     (142)
                   Inventories                                                 (280,513)              (1,630,876)
                   Prepaid expense and other assets                             (65,476)                  56,079
               Increase (decrease) in
                   Accounts payable                                             645,957                  685,079
                   Accrued expenses                                            (256,293)                  74,419
                   Refundable deposits                                           26,059                  (63,408)
                                                                     --------------------     --------------------
     Net cash used by operating activities                                   (1,001,035)              (1,235,385)
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities of related party                                          -                 (113,590)
     Capital expenditures                                                       (37,244)                 (79,836)
                                                                     --------------------     --------------------
     Net cash (used) provided by investing activities                           (37,244)                (193,426)
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 4,116,943                5,212,430
     Payments on borrowings                                                  (3,202,085)              (3,676,888)
     Exercise of stock options                                                        -                   12,501
     Purchase of treasury stock                                                       -                 (325,000)
                                                                     --------------------     --------------------
     Net cash provided by financing activities                                  914,858                1,223,043
                                                                     --------------------     --------------------

Net decrease in cash                                                           (123,421)                (205,768)
Cash and cash equivalents at beginning of period                                135,016                  281,138
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                      $11,595                  $75,370
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
         Interest                                                              $347,486                 $130,834
         Income taxes                                                                 -                        -


    The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share has been computed based on the assumption that all dilutive options are exercised.


                                                                     Nine months ending
                                                       September 30, 2001            September 30, 2000
                                                       ------------------            ------------------
  Numerator
       Net income (loss)                                    ($1,613,759)                  $403,585

  Denominator
       Weighted average shares outstanding,
         Basic                                                6,431,235                  6,401,065

       Effect of dilutive securities
         Stock options                                                -                    320,638
                                                         --------------               ------------
  Denominator for income (loss) per share
    assuming dilution                                         6,431,235                  6,721,703
                                                         ==============               ============
  Income (loss) per share, basic                                ($0.25)                     $ 0.06
                                                         ==============               ============

  Income (loss) per share, assuming dilution                    ($0.25)                     $ 0.06
                                                         ==============               ============



                                                                    Three months ending
                                                       September 30, 2001          September 30, 2000
                                                       ------------------          ------------------
  Numerator
       Net income (loss)                                      ($559,764)                  $252,353

  Denominator
       Weighted average shares outstanding,
         Basic                                                6,730,091                  6,376,334

       Effect of dilutive securities
         Stock options                                                -                    242,858
                                                                  -----                -----------

  Denominator for income per share,
    assuming dilution                                         6,730,091                  6,619,192
                                                             ==========                 ==========

  Income (loss) per share, basic                                ($0.08)                     $ 0.04
                                                         ==============               ============

  Income (loss) per share, assuming dilution                    ($0.08)                     $ 0.04
                                                         ==============               ============

3.  Total comprehensive income (loss) for the periods presented is as follows:

                                                        For the nine months ending September 30,
                                                                2001                       2000
                                                                ----                       ----
  Net income (loss)                                         ($1,613,759)                  $403,585
  Other comprehensive income (loss)                            (358,448)                   222,509
                                                             -----------             -------------

  Comprehensive income (loss)                               ($1,972,207)                  $626,094
                                                           =============                 ==========

                                                        For the three months ending September 30,
                                                                2001                       2000
                                                                ----                       ----

  Net income (loss)                                           ($559,764)                  $252,353
  Other comprehensive income (loss)                            (108,816)                  (117,250)
                                                            ------------            --------------

  Comprehensive income (loss)                                 ($668,580)                  $135,103
                                                            ============                 =========


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


                                      September 30, 2001     December 31, 2000


  Raw materials                               $1,816,629             $2,522,930
  Work in process                              2,388,421              1,710,363
  New and pre-owned aircraft                   4,010,163              3,663,866
  Other                                           57,471                 95,012
                                                  ------                 ------

  Total inventories                           $8,272,684             $7,992,171
                                             ===========            ===========


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

         The Company is routinely involved in various legal matters arising in the normal course of business, including product liability claims. Management intends to vigorously defend against these claims and currently believes that legal matters will not result in any material adverse effect on the Company's financial position or results of operations. Accordingly, no provisions for any liabilities that may result have been recorded in the financial statements. Due to the uncertainty of these matters, it is at least reasonably possible that management's view of the outcome will change in the near term.

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

         Recognizing that the size of the pre-owned aircraft market is significantly larger than new aircraft sales, the Company has structured a separate aviation services division within the Company to purchase, refurbish and sell pre-owned piston aircraft at reasonable profit margins. The Aviation Services Division also acts as broker for pre-owned piston aircraft and serves as advisor to potential aircraft buyers and sellers. The Company is also involved in the sale, brokerage and refurbishment of jet aircraft through its Strategic Jet Services subsidiary.

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

PART I.      FINANCIAL INFORMATION
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS FROM OPERATIONS

         Revenues from the sale of aircraft for the third quarter of 2001 totaled $1,277,118 compared to $4,307,203 for the comparable period of 2000. For the third quarter of 2001, seven new and pre-owned aircraft were sold, and one turbo-prop aircraft was brokered, compared with thirteen new and pre-owned aircraft sold in the same period for 2000.

         For the nine months ended September 30, 2001, revenues were $6,141,113 compared to $11,529,604 for the nine months ended September 30, 2000. The company sold 23 new and pre-owned aircraft in the first nine months of 2001 compared to 41 in the comparable period in 2000. The uncertainty of the economy, causing customer cancellation or postponement of new and pre-owned aircraft purchases has adversely impacted the revenues for 2001. The Company has made and will continue to make adjustments in its cost and overhead structure.

         Service revenues totaled $275,278 for the quarter ended September 30, 2001 compared to $497,595 for the comparable quarter in 2000. The decrease was due to decreased spare parts shipments and decreased aircraft repair and refurbishment activity.

         Service revenues were $1,270,051 for the nine months ended September 30, 2001 compared to $1,473,856 for the nine months ended September 30, 2000. The decrease was due to decreased service work and parts sales in the current year.

         Cost of aircraft sales for the three months ended September 30, 2001 decreased to $1,024,284 compared to $3,361,773 for the three months ended September 30, 2000. The decrease in cost was due to a decrease in new and pre-owned aircraft sales during the period.

         Cost of aircraft sales for the nine months ended September 30, 2001 decreased to $5,162,363 compared to $9,028,129 for the nine months ended September 30, 2000. The decrease in cost was due to a decrease in new and pre-owned aircraft sales during the period.

         Cost of sales for service and parts for the quarter ended September 30, 2001 decreased to $237,559 compared to $359,996 for the quarter ended September 30, 2000. The decrease was due to a decrease in service activity and parts shipments.

         Cost of sales for service and parts for the nine months ended September 30, 2001 were $1,042,790 compared to $1,098,131 for the nine months ended September 30, 2000. The decrease was due to a decrease in service activity and parts shipments.

         Aircraft sales margins were lower for the three and nine months ended September 30, 2001 compared to the prior periods due to lower production volume, which reduced production efficiencies and caused, in some cases, higher cost of purchased items. Service margins were down for the three months ended September 30, 2001 compared to the prior period due to a lower volume of work. For the nine months ended September 30, 2001 service margins were lower than the prior period because of a lower volume of work.

         Product development and engineering costs decreased to $61,995 for the third quarter of 2001, from $102,261 for the comparable period in 2000. The reduction in these expenses is due to the downsizing in this area. For the nine months ended September 30, 2001 product development and engineering costs were $244,172 compared to $295,747 for the nine months ended September 30, 2000.

         Sales, general and administrative expense decreased for the three-month period ended September 30, 2001, to $690,641 from $725,181 for the comparable period ended September 30, 2000. Sales, general and administrative expense for the nine months ended September 30, 2001 were $2,326,161 compared to $2,201,271 for the nine months ended September 30, 2000. The increase is due to increased legal costs relating to litigation resulting from the crash of one of the Company's manufactured aircraft.

         Interest expense increased to $124,900 for the third quarter of 2001 from $59,073 for the comparable period in 2000 due to higher borrowings to finance aircraft held for resale. For the nine months ended September 30, 2001, interest expense was $370,860 compared to $144,644 due to higher borrowings to finance aircraft held for sale.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances decreased to $11,595 at September 30, 2001 from $135,016 at December 31, 2000. Accounts receivable decreased by $529,640 at September 30, 2001 due to a payment received in the first quarter for an aircraft in accounts receivable at December 31,2000.

         Notes receivable decreased to $101,896 at September 30, 2001 from $121,549 at December 31, 2000 due to regular quarterly payments from the debtor. Notes receivable from related parties remained unchanged from December 31, 2000 to September 30, 2001. Accrued interest due on the note receivable from the related party at September 30, 2001 was $92,230. The note is secured by Aviation General, Incorporated stock pledged, as well as a personal guarantee from the principal shareholder of the debtor. The note is classified as non-current due to the probability that payment in full will not occur within the next year.

         The Company's investment in equity securities is classified as available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income or loss. Declines in the fair value of securities that are other than temporary result in write-downs are included in earnings. This investment is in the common stock of a related party.

         Inventories increased to $8,272,684 at September 30, 2001 from $7,992,171 at December 31, 2000. Raw materials, parts and work in process decreased approximately $28,243 while new and pre-owned aircraft inventory increased by $346,297.

         During the first nine months of 2001, expenditures for fixed assets totaled $37,244, which included replacement of fabrication tooling and an upgrade to the Company's business software.

         Accounts payable increased to $1,872,371 at September 30, 2001 from $1,226,414 at December 31, 2000, as the anticipated increase in production of new aircraft in 2001 resulted in higher material and parts inventory purchased on open account. Accrued expenses decreased to $435,105 at September 30, 2001 from $561,398 at December 31, 2000.

         Refundable deposits increased to $141,873 at September 30, 2001 from $115,814 at December 31, 2000. Borrowings from bank lines increased to $3,620,810 at September 30, 2001 from $3,035,000 at December 31, 2000.

COMPANY OVERVIEW

         Aviation General, Incorporated is a publicly traded holding company with two wholly owned subsidiaries, Commander Aircraft Company and Strategic Jet Services, Inc. Commander Aircraft Company (www.commanderair.com) manufactures, markets and provides support services for its line of single engine, high performance Commander aircraft, and consulting, brokerage and refurbishment services for all types of piston aircraft. Strategic Jet Services, Inc. (www.strategicjet.com) provides consulting, sales, brokerage, acquisition and refurbishment services for jet aircraft.

         The Company formed Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary, to provide brokerage, sale, consulting and refurbishment work for jet aircraft. This line of business generated first activity in 1999, contributed revenues in 2000 and during the first nine months of 2001 and is expected to contribute additional revenue in the fourth quarter of 2001.

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

ITEM 2.  CHANGES IN SECURITEIS AND USE OF PROCEEDS

         During the third quarter, the Company issued an aggregate of 580,000 shares of its common stock in satisfaction of obligations in the amount of approximately $260,000. The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933 because it did not involve a public offering.


ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices. The Company is subject to market risk in connection with its ownership of 260,000 shares of common stock of a related party.


PART II.  OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

         Commander Aircraft Company is a defendant in a lawsuit resulting from a crash of one of its manufactured aircraft. Management does not believe the Company bears any responsibility and will vigorously defend against this claim and currently believes this action will not have a material impact on the Company's operations. The National Transportation and Safety Board accident investigation has found the probable cause of this crash was pilot error.

ITEM 5. OTHER DISCLOSURES

         The Company has received a NASDAQ Staff Determination the Company fails to comply with the minimum bid price requirements for continued listing on the NASDAQ SmallCap Market, Rule 4310 (c)(4). The Company appealed the Staff Determination and had a hearing before the NASDAQ officials. However, due to the events of September 11, 2001, NASDAQ has delayed ruling on all such proceedings until after January 1, 2002. The Company's common shares will continue to trade on the NASDAQ Stock Market, pending the outcome of the appeal the Company has filed in accordance with NASDAQ procedures, although there can be no assurance NASDAQ will grant the Company's appeal for continued listing.

         This has been a difficult and challenging year for the Company. Financial results have been adversely impacted by the overall decline in our country's economic activity and financial markets. As reported previously in the year, the Company has made adjustments in its cost and overhead structure to take into account conditions. However, just as demand for the Company's aircraft appeared to be improving, the September 11th attack on our country occurred, the effect of which, on the economy and the general aviation industry in particular, has been substantial. In particular aircraft purchase activities froze, were postponed or cancelled, and many pending transactions could not be consummated because the planes could not be delivered, due to general aviation flight restrictions.

On the positive side, general aviation restrictions have begun to be loosened, and aircraft purchase activities have begun to increase somewhat, as interest rates, which have a profound effect on aircraft purchase finance cost, continue to decline. There is also increasing interest in general aviation aircraft, due to safety and convenience concerns with commercial air travel.

The Company plans to seek additional capital through a private placement and/or merger with a strategic partner, as well as explore merger and acquisition opportunities that could broaden the Company's business base and create synergies.



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




Date:  November 14, 2001