Form 10-K
period 2001-12-31
AVIATION GENERAL INC
filed 2002-04-15
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

-------
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
        EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

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

      (405) 495-8080
      (Registrant's telephone number, including area code)

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

      Indicate by check mark if the disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)


      Based on the closing sales price of March 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,400,000.

      The number of shares outstanding of the registrant's common stock, $.50 par value, was 7,009,330 at March 31, 2002.

      Total number of pages including cover page 46.

                                     PART 1

Item 1. Business

Aviation General Incorporated (the "Company") is a publicly traded holding company (NASDAQ: AVGE) with two wholly owned subsidiaries, Commander Aircraft Company and Strategic Jet Services, Incorporated. Commander Aircraft Company (www.commanderair.com) manufactures, markets, and provides support services for its line of single engine, high performance Commander aircraft, and consulting, brokerage, and refurbishment services for all types of piston-powered aircraft through its Aviation Services Division. Strategic Jet Services, Inc. (www.strategicjet.com) provides consulting, brokerage, sales and refurbishment services for jet aircraft.

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

The capital investment required to build Aviation General, reflected in the Company's tax loss carry-forward (approximately $31 million) is behind us. To date, approximately $40 million has been invested to build Aviation General, Incorporated. In an industry where a $40 million investment is often insufficient to achieve the development and type certification of a prototype aircraft, our achievements are considerable and include: the acquisition of Rockwell's single engine high performance Commander aircraft line, modification and enhancement of the value of the existing fleet of Commander aircraft built from 1972 through 1979 by Rockwell International Corporation, extensively enhancing the aerodynamics, avionics, systems, interior and powerplant of the original Rockwell Commander design resulting in a new aircraft FAA type certification, introduction of derivative models and the establishment of manufacturing operations and marketing, aircraft brokerage, refurbishment and services and support capabilities. The Company also established Stragetic Jet Services, Incorporated, which is involved in acquisition, sales, brokerage and refurbishment of jet aircraft.

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

The Company's CFI Referral Program actively engages certified flight instructors
(CFIs) in the evaluation and acquisition process with their students. These key influencers play an important role in advising potential owners. To date, more than 1,000 CFIs have enrolled in this program.

The Company has one of the most comprehensive worldwide service and support networks in its class. The Company grants domestic Commander Authorized Service Centers the non-exclusive right to sell Commander aircraft. Commander ASCs receive a referral fee for identifying purchasers, and provide a full complement of service and support services, including financing, insurance, service and support, hangar/storage, flight instruction, and professional pilot service. The Company selects ASCs from among experienced independent aviation sales and service organizations that it believes to have excellent facilities, service capabilities, reputation and financial strength. Through its ASCs, Commander Aircraft Company offers a turn-key aircraft ownership program designed to stimulate ownership of Commander aircraft by customers that have not previously owned or operated aircraft. This flexible program can be tailored to meet each customer's specific requirements.

One new aircraft was sold in 2001 to a foreign customer accounting for $505,225 or 6% of the revenues from aircraft sales. Information regarding the Company's export sales and major customers is disclosed in Note H - Sales Concentrations, of the Notes to Consolidated Financial Statements. The Company anticipates that domestic sales will continue to account for a significant portion of its market in the future, however it is anticipated that international markets will continue to improve and account for an increased portion of the Company's sales in the future.

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

In mid-1994, Congress enacted the General Aviation Revitalization Act, S. 1458, which established an 18-year statute of repose for general aviation aircraft and component manufacturers. This legislation prohibits product liability suits against aircraft manufacturers when the aircraft involved in an accident is more than 18 years old when the accident occurs. This action eliminated all Rockwell manufactured Commanders produced in the 1970's from the Company's liability tail. The only aircraft that the Company bears manufacturing responsibility for are the models 115, 115TC, 114B, 114AT and 114TC produced from 1992 through the present. At December 31, 2001 this totaled approximately 184 aircraft, which includes 74 aircraft exported from the United States.

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

The following table compares these standards:

Certification Requirements:                 FAR 23                 CAR 3
                                     (through Amendment 7)
-------------------------------------------------------------------------
Increased gust loading                      50 ft/sec           30 ft/sec
Fatigue evaluation -                        Fail-safe           Static load
   Wing and associated structures           Safe life              margin
Fail-safe elevator control system           Yes                     No
Gear and door substantiation under
   all conditions                           Yes                     No
Flap actuated aural warning                 Yes                     No
More stringent usable fuel testing          Yes                     No
Non-siphoning fuel caps                     Yes                     No
Improved accessibility of fuel
   selector switch                          Yes                     No
More stringent lightning strike
   analysis                                 Yes                     No


Employees

The Company has a total of 42 full-time employees as of March 31, 2002. Aviation General, Incorporated believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the Company has been successful in attracting and retaining skilled employees. None of the Company's employees are covered by a collective bargaining agreement, and Aviation General, Incorporated considers its employee relations to be good.

Item 2.  Properties

The Company's 103,650 square foot facility, which consists of three buildings constructed in 1981, is located at the Wiley Post Airport in Bethany, Oklahoma. The facility is leased from the Oklahoma City Airport Trust Authority under a lease that expires in October 2003, with a five year renewal option. As of December 16, 2001 this lease was terminated and the Company obtained a revocable permit to lease the facility on December 17, 2001. The permit requires a monthly lease payment in the same amount as the as the original lease and payment of delinquent and outstanding amounts owed by December 31, 2002. The Company performs all of its operations and services from this facility. During the past ten years, the Company has improved its facility to assure safety and compliance with environmental laws and regulations.

A summary of lease payments is presented in Note G - Leases, of the Notes to Consolidated Financial Statements for 2001.

Item 3.  Legal Proceedings

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

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

The common stock of Aviation General, Incorporated, $.50 par value, trades on the NASDAQ Small-Cap Market (symbol AVGE). This table presents its high and low market prices during the past two years. The Company has never paid dividends in the past, and does not intend to pay dividends in 2002.

                                       Quarterly Common Stock Price Ranges
                                    2001                         2000
                        --------------------------  --------------------------
         Quarter           High             Low       High              Low
         -------           ----             ---       ----              ---
         1st                1.75            .81       3                1 3/16
         2nd                1.00            .41       2 1/8            2 1/4
         3rd                 .70            .20       2                2 1/16
         4th                 .42            .20       3 1/32           1 1/8

During 2001, the Company issued 580,000 shares of its common stock as settlement of certain obligations. Included were 200,000 shares issued to a related party for a reduction of a note payable of $100,000 and $20,000 for interest, 130,000 shares issued for $78,000 for Board of Directors fees and 250,000 shares issued for legal services of $202,500. These transactions were exempt from the registration requirements of the federal securities laws because they did not involve public offerings.

During a third quarter 2001 meeting of the Board of Directors a Shareholder Rights Agreement was presented for consideration by the Board. After discussion of the matter the Board agreed to adopt the plan. The Shareholder Rights Agreement is expected to deter hostile tender offers and creeping takeovers and should operate to preserve and maximize shareholder value in the event of a sale of the Company.

There were approximately 500 holders of record of the Company's common stock as of December 31, 2001.

During 2001 the Company received a NASDAQ Staff Determination notifying the Company that it fails to comply with the minimum bid price requirements for continued listing on the NASDAQ SmallCap Market, Rule 4310 (c)(4). The Company appealed the Staff Determination and had a hearing before the NASDAQ officials. However, due to the events of September 11, 2001, NASDAQ delayed ruling on such proceedings until after January 1, 2002. The Company's common shares have continued to trade on the NASDAQ Stock Market.

On February 14, 2002, the Company received a subsequent NASDAQ Staff Determination notifying the Company that it had not met the minimum bid requirements, for the previous 30 trading days, for continued listing on the NASDAQ SmallCap Market, in accordance with Rule 4310 (c)(4). The Company has been granted 180 calendar days, until August 13, 2002, to regain compliance with the minimum bid price requirements. If, at anytime before August 13, 2002, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that the Company complies with the Rule.


Item 6.  Selected Financial Data

The selected financial data presented below for each year in the five year period ended December 31, 2001 have been derived from the Company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.


                                                        Year Ended December 31
                              ----------------------------------------------------------------------
                                               (Amounts in thousands, except per share data)
                               2001           2000              1999           1998           1997
                              ----------------------------------------------------------------------
Operation Data:

Net sales                     $9,488        $16,831           $13,667        $10,712         $8,062
Net earnings (loss)          $(5,520)          $450             $(385)       $(1,849)       $(2,140)
Earnings (loss) per share
  basic & diluted              $(.84)         $0.07             $(.05)         $(.25)         $(.31)

Balance Sheet Data:

Total assets                  $7,304        $11,809            $8,632        $10,148        $10,940
Long-term debt                    -              -                 -              -           2,446

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


You should read the following discussion and analysis together with our financial statements and accompanying notes appearing elsewhere in this Form 10-K. The following information contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated due to many factors, including those set forth under "Items 1 and 3, Business and Legal Proceedings."

Critical Accounting Policies

Aircraft Sales and Marketing

We recognize the sale of new aircraft when a purchase agreement is funded and title is transferred to the buyer, which occurs after the Company receives an airworthiness certificate from the Federal Aviation Administration. Sales of pre-owned aircraft are recognized upon execution and the funding of a purchase agreement. Service revenues are recognized when the services are performed.

Inventories

Our inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. The inventory costs include all direct manufacturing costs and overhead. The inventories consist of parts for manufacturing and servicing of aircraft, parts for resale and work in process, as well as new and pre-owned aircraft. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price.

Overhead and indirect costs are capitalized as incurred and allocated to aircraft produced based on the number of direct labor hours required to complete the aircraft.

Contractual Obligations

We finance our inventory of new and pre-owned aircraft to provide working capital for the Company. These loans require monthly interest payments during the term of the loan and partial principal repayments or renewal fees if the notes are renewed. The table below summarizes the Company's obligations.


                                                                                    2002 Obligations
                                                              Total             Interest         Principal

Revolving credit facilities                                $1,995,810            $192,588         $412,593

Note payable to a stockholder, interest
  at 9%, due on demand, uncollateralized                       81,000               5,723           81,000

Note payable to an individual, payable in
  monthly installments of $8,699, including
  Interest at 8%                                               83,269               3,719           83,269



The Company plans to seek additional capital through the private placement of an ownership interest and/or merger with a strategic partner, as well as explore merger and acquisition opportunities that could broaden the Company's business base and create synergies. During 2001 the Company made significant reductions in its cost and overhead structure, and will continue to evaluate such changes if and when they are needed.

Results of Operations:

                                  2001 vs. 2000

Revenues decreased 44% in 2001 to $9,487,795 from $16,831,034 in 2000, resulting in a net loss of $5,519,592 for 2001 compared to net earnings of $450,033 in 2000. The net loss per basic and diluted share was $0.84 in 2001 compared to net earnings of $0.07 per basic and diluted share in 2000.

Revenues from aircraft sales decreased 47% in 2001 to $8,027,663 from $15,051,496 in 2000. New aircraft deliveries were 8 units in 2001 compared to 20 units in 2000. Pre-owned and consigned aircraft sales decreased to 24 aircraft in 2001 from 31 in 2000. Revenues generated by the service, parts and refurbishment business was $1,460,132 in 2001 compared to $1,779,538 in 2000.

Aircraft cost of sales was $7,665,233 in 2001 as compared to $11,489,886 for 2000. The gross margin on aircraft sales decreased to 5% in 2001 from 24% in 2000 as a result of lower production volume, which resulted in excess capacity costs of approximately $991,000 and in some cases, increased the cost of some purchased components due to lower purchase quantities.

Service and parts cost of sales was $1,291,618 in 2001 compared to $1,387,653 in 2000. The decrease was due to a lower volume of service activity and spare parts shipments.

Engineering and product development costs decreased to $278,379 in 2001 from $406,898 in 2000. The decrease in these expenses is due to the downsizing in this area.

Sales and marketing expenses were $1,161,811 in 2001 compared to $1,655,330 in 2000. General and administrative expenses increased to $2,455,122 in 2001 compared to $1,399,721 in 2000. This increase was due to higher legal expenses of $831,582 and a reserve for unpaid health insurance claims of $150,283. Included in general and administrative expenses for 2001 is $321,571 for costs associated with the operations of Strategic Jet Services, Inc. compared to $159,891 in 2000. Also included in operating expenses for 2001 is a reserve of $1,529,889 for a note receivable from a related party that was deemed uncollectable during 2001.

Interest income totaled $15,350 in 2001, down from $207,152 in 2000. The decrease in interest income is due to the write-off of interest of $115,977 due to the uncollectability of a note receivable from the related party during 2001. Interest expense increased to $498,715 in 2001 from $264,297 in 2000 due to higher rates and increased short-term borrowings from the Company's lines of credit. Other expense for 2001 increased due to a $150,000 litigation settlement.

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

Liquidity and Capital Resources

Cash provided by operations totaled $868,244 for 2001 compared to cash used in operations of $1,872,480 in 2000. Notes and accounts receivable decreased by $551,425 due primarily to the sale of one new aircraft at the end of 2000 paid in full shortly after the beginning of 2001.

Inventories decreased by $1,852,939 primarily due to a decrease in new and pre-owned aircraft of $930,115 and a decrease in work-in process and raw materials of $847,062.

Accounts payable increased by $1,083,036 at December 31, 2001 compared to the prior year due to increased purchases on account to support the anticipated increased production levels. The Company had no long-term debt as of December 31, 2001 and 2000.

Capital expenditures totaled $37,243 in 2001, which included replacement of fabrication tooling and an upgrade to the Company's business software.

The Company established a line of credit with a bank in the amount of $2,500,000 for the purpose of funding pre-owned aircraft for inventory. The notes bear interest at prime plus 1% and are secured by individual aircraft and certain guarantees. In addition, the Company established a line of credit with a financial institution in the amount of $3,000,000 to provide funding for new aircraft as well as pre-owned piston and turbine aircraft. The notes contain variable interest rates up to 12.5%, mature in six-month intervals and are renewable at the option of the Company for an additional six months. Borrowings under these lines of credit totaled $1,995,810 at December 31, 2001.

On March 22, 2000, the Company announced a plan to repurchase up to 2,000,000 of its common stock. Prior to this announcement, the Company had completed the previously announced repurchase of 1,000,000 shares of its common stock. Pursuant to these plans, the Company has repurchased 772,189 shares of its common stock through December 31, 2001.

The Company anticipates that its primary cash requirement will relate to working capital associated with ongoing operations and an increase in sales activity for 2002. The Company anticipates funding these requirements by cash generated from operations, from borrowings under the Company's existing lines of credit or new funding sources.

Management Plans

For 2001, the Company reported $9,487,795 in revenues and a net loss of $5,519,592, with eight new aircraft deliveries. For the year 2000, the Company reported $16.8 million in revenues and a profit of $450,000, with deliveries of 20 new aircraft versus 13 new aircraft deliveries in 1999. With demand for new aircraft increasing significantly throughout 2000, we increased our production schedule for 2001 to 32 aircraft. Unfortunately, we did not anticipate events during 2001, beyond our control, which had an adverse impact on the Company, including:

1) The dissipation of a significant portion of asset values and personal wealth resulting from the decline of United States securities markets.

2) A severe recession in the manufacturing and capital expenditures segments of the U. S. economy, as well as depressed economic conditions in virtually every other part of the world.

3) The September 11th terrorist attacks on the U. S. resulting in cancellation or postponement of aircraft purchases and disruption of business activities compounded by government restrictions on general aviation activities.

Management believes that there were a number of significant non-recurring charges incurred in 2001, comprising the majority of the $5,519,592 loss reported for the year. Specifically:


1)      Excess capacity costs resulting from the slow down in manufacturing activities in the fourth quarter following the September 11th terrorist attacks and government restrictions on general
        aviation....................................................................................$991,063

2)      Abnormally high legal expenses, including a settlement
        of a lawsuit................................................................................$961,283

3)      The write-off of the uncollectable balance of an international dealer's credit facility..................................................................$1,529,889

4)      The write-off of accrued, unpaid interest income recorded on the international dealer's note receivable due to uncollectability..........................$115,977

5)      A reserve for insurance claims arising from the Company discontinuing its partially self-insured plan in an effort to reduce future costs.........................$150,283
                                                                                                    --------

                                                                       Total                      $3,748,495


As we go forward in 2002, management believes that economic conditions and financial markets appear to have stabilized and that the Company could benefit from increased interest in general aviation, due to inconvenience and safety factors now attendant with commercial airline travel. The Company could also benefit from historically low interest rates, which lower significantly the financing cost of aircraft purchases. Management also believes it is eligible and will apply for federal grants and loans, pursuant to a general aviation relief bill currently pending in Congress.

Furthermore, management has effected a number of initiatives, which, it believes, will increase revenue and profitability and growth potential. They include:

1)       Reduction of the Company's cost structure
2)       Adjustment of the Company's production schedule
3)       Increased prices of new aircraft, parts and services
4)       Seeking additional financing for general working capital purposes
5)       Increase in marketing and advertising activities
6) Enhancement of the Company's service and refurbishment capabilities and business
7)       Increase of Strategic Jet Services, Inc. capabilities and business
8) Exploring merger and acquisition possibilities with other general aviation concerns

So far in the year 2002, the Company has experienced a significant increase in its business. As of April 9, 2002, the Company has booked orders for 6 new aircraft (versus a total of 8 for all of 2001) and 9 pre-owned aircraft (versus a total of 22 for all of 2001). The Company's parts, service, refurbishment and brokerage business has also increased. The Company expects to report a small loss for the quarter ending March 31, 2002 and a return to profitability during the second quarter of 2002.

The Company is structured to achieve break-even financial results at between 10 to 15 new aircraft deliveries annually, with the precise number dependent upon the contribution from the Company's parts, service, refurbishment and brokerage business activities.

During 2001 the Board discussed the advisability of having an Employment Agreement between the Company and Wirt D. Walker III, Chairman of the Board of Directors. The Board reviewed and approved such agreement. The Board also reviewed and approved a Consulting Agreement between the Company and Gene Criss, a member of the Board.
Market Risk

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

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Data:

                                                                         Page
         Report of Independent Certified Public Accountants               16

         Financial Statements:

         Consolidated Balance Sheets December 31, 2001 and 2000           17

         Consolidated Statements of Operations for the years ended        19
                     December 31, 2001, 2000, and 1999

         Consolidated Statement of  Stockholders' Equity for the          20
                     years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows for the years ended        21
                     December 31, 2001, 2000, and 1999

         Notes to Consolidated Financial Statements                       23

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Aviation General, Inc.

We have audited the accompanying consolidated balance sheets of Aviation General, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviation General, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 8, 2002

                     Aviation General, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS                                                  2001               2000
                                                                                     ------------------ ------------------
CURRENT ASSETS
    Cash and cash equivalents                                                         $      211,356     $      135,016
    Accounts receivable                                                                          -              551,425
    Current portion of note receivable                                                        36,673             25,628
    Inventories                                                                            6,139,232          7,992,171
    Prepaid expenses and other assets                                                         70,155            153,490
                                                                                      --------------      -------------
                  Total current assets                                                     6,457,416          8,857,730

PROPERTY AND EQUIPMENT - AT COST
    Office equipment and furniture                                                           372,162            363,388
    Vehicles and aircraft                                                                     95,115             95,115
    Manufacturing equipment                                                                  385,179            382,124
    Tooling       676,747                                                                    654,619
    Leasehold improvements                                                                   315,050            311,764
                                                                                       -------------      -------------
                                                                                           1,844,253          1,807,010
       Less accumulated depreciation                                                       1,205,135          1,085,037
                                                                                        ------------       ------------
                                                                                             639,118            721,973
OTHER ASSETS
    Note receivable, less current maturities                                                  65,223             95,921
    Available-for-sale equity securities - related party                                     142,100            603,000
    Note receivable from related party, net                                                      -            1,529,889
                                                                                   -----------------       ------------
                                                                                             207,323          2,228,810
                                                                                        ------------       ------------
                                                                                       $   7,303,857       $ 11,808,513
                                                                                        ============        ===========




           LIABILITIES AND STOCKHOLDERS' EQUITY                                             2001               2000
                                                                                     ------------------ ------------------
CURRENT LIABILITIES
    Accounts payable                                                                   $   2,309,450      $   1,226,414
    Accrued expenses                                                                         614,116            561,398
    Refundable deposits                                                                      745,549            115,814
    Notes payable                                                                          2,160,079          3,035,000
                                                                                        ------------       ------------
                  Total current liabilities                                                5,829,194          4,938,626

DEFERRED INCOME TAX LIABILITY                                                                    -               58,568

COMMITMENTS AND CONTINGENCIES                                                                    -                  -

REDEEMABLE COMMON STOCK - $.01 par value; issued, 150,000 shares in 2001 and 0 shares in 2000; stated at redemption
       value                                                                                 150,000                -

STOCKHOLDERS' EQUITY
    Preferred stock - $.01 par value; authorized, 5,000,000 shares; none issued                  -                  -
    Common stock - $.50 par value; authorized, 20,000,000 shares; issued, 7,631,519
       shares in 2001 and 7,051,519 shares in 2000                                         3,815,759          3,525,759
    Additional paid-in capital                                                            37,000,299         36,889,799
    Treasury stock - at cost (772,189 shares)                                             (1,294,193)        (1,294,193)
    Accumulated deficit                                                                  (37,943,329)       (32,423,737)
    Accumulated other comprehensive income (loss)                                           (253,873)           113,691
                                                                                       -------------      -------------
                                                                                           1,324,663          6,811,319
                                                                                        ------------       ------------
                                                                                       $   7,303,857       $ 11,808,513
                                                                                        ============        ===========


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                            2001              2000              1999
                                                                       --------------   ----------------  ----------------
NET SALES
    Aircraft                                                             $ 8,027,663      $15,051,496       $11,926,234
    Service                                                                1,460,132        1,779,538         1,741,011
                                                                          ----------      -----------       -----------
                                                                           9,487,795       16,831,034        13,667,245

COST OF SALES
    Aircraft (including excess capacity costs of
       $991,063 in 2001)                                                   7,665,233       11,489,886        10,198,033
    Service                                                                1,291,618        1,387,653         1,178,633
                                                                          ----------      -----------       -----------
                                                                           8,956,851       12,877,539        11,376,666
                                                                          ----------       ----------        ----------
                  Gross margin                                               530,944        3,953,495         2,290,579

OTHER OPERATING EXPENSES
    Product development and engineering costs                                278,379          406,898           336,855
    Selling, general, and administrative expenses                          3,616,933        3,055,051         2,436,578
    Bad debt expense - related party                                       1,529,889              -                 -
                                                                          ----------      -----------       -----------
                                                                           5,425,201        3,461,949         2,773,433
                                                                          ----------      -----------       -----------
                  Operating income (loss)                                 (4,894,257)         491,546          (482,854)

OTHER INCOME (EXPENSES)
    Interest income                                                           15,350          207,152           200,010
    Other income  23,770                                                      16,059           14,858
    Interest expense                                                        (498,715)        (264,297)         (115,405)
    Other expense (15,740)                                                      (427)          (1,627)
    Litigation settlement                                                   (150,000)              -                -
                                                                          ----------      -----------       -----------
                                                                            (625,335)         (41,513)           97,836
                                                                         -----------    -------------      ------------
                  NET EARNINGS (LOSS)                                    $(5,519,592)   $     450,033     $    (385,018)
                                                                          ==========     ============      ============

NET EARNINGS (LOSS) PER SHARE
    Weighted average common shares outstanding; basic                      6,581,467        6,370,520         7,037,267
                                                                          ==========      ===========       ===========

    Net earnings (loss) per share; basic                                 $      (.84)    $        .07      $       (.05)
                                                                          ==========      ===========       ===========

    Weighted average common shares outstanding; diluted                    6,581,467        6,666,676         7,037,267
                                                                          ==========      ===========       ===========

    Net earnings (loss) per share; diluted                               $      (.84)    $        .07      $       (.05)
                                                                          ==========      ===========       ===========

                     Aviation General, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000, and 1999



                                                                                                     Accumulated
                                                          Additional                                   other             Total
                                     Common stock          paid-in     Treasury     Accumulated     comprehensive     stockholders'
                                 Shares        Amount      capital      stock         deficit        income (loss)       equity
Balance at January 1, 1999       7,280,548   $3,640,274   $37,178,230  $         -     $(32,488,752)  $          -     $ 8,329,752
Purchase of treasury stock             -            -             -     (1,108,904)             -                -      (1,108,904)
Retirement of treasury stock      (237,362)    (118,681)     (296,764)     415,445              -                -             -
Sale of treasury stock                 -            -             -         34,844              -                -          34,844
Net loss                               -            -              -              -        (385,018)             -        (385,018)
                               ------------------------------------------------------ -------------    -------------  ------------
Balance at December 31, 1999     7,043,186    3,521,593    36,881,466     (658,615)     (32,873,770)             -       6,870,674

Common stock options exercised       8,333        4,166         8,333          -                -                -          12,499
Purchase of treasury stock             -            -             -       (670,000)             -                -        (670,000)
Sale of treasury stock                 -            -             -         34,422              -                -          34,422
Comprehensive income
   Net earnings                        -            -             -            -            450,033              -         450,033
   Other comprehensive income
     Change in
       unrealized
       investment
       gain, net                       -            -              -              -                -         113,691       113,691
                               --------------------------------------------------------------------      --------    ----------
     Comprehensive
           income                      -            -              -              -                -             -         563,724
                               ----------------------------------------------------------------------- -------------  ------------
Balance at December 31, 2000     7,051,519    3,525,759    36,889,799   (1,294,193)     (32,423,737)         113,691     6,811,319

Issuance of common stock           580,000      290,000       110,500          -                -                -         400,500
Comprehensive loss
   Net loss                            -            -             -            -         (5,519,592)             -      (5,519,592)
   Other comprehensive loss
     Change in
      unrealized
      investment
      loss, net                        -            -              -              -                -        (367,564)     (367,564)
                               -----------------------------------------------------------------------      ---------  -----------
     Comprehensive
           loss                        -            -              -              -                -             -      (5,887,156)
                               ----------------------------------------------------------------------- -------------    ----------
Balance at December 31, 2001     7,631,519   $3,815,759   $37,000,299  $(1,294,193)    $(37,943,329)       $(253,873)  $ 1,324,663
                                 =========    =========    ==========   ==========      ===========         ========    ==========


                     Aviation General, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                    2001           2000          1999
                                                                              -----------    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Net earnings (loss)                                                        $(5,519,592)   $    450,033   $   (385,018)
   Adjustments to reconcile net earnings (loss)
      to net cash provided by (used
      in) operating activities
        Depreciation and amortization                                             120,098         140,309        111,034
        Noncash interest earnings                                                     -          (134,383)       (17,151)
        Common  stock issued for  litigation  settlement,
           services, and interest charges                                         450,500             -              -
        Sale of aircraft and parts on notes receivable                                -              (142)      (493,977)
        Receipts on aircraft notes receivable                                      19,653          64,505        290,337
        Bad debt expense - related party                                        1,529,889             -              -
        Loss (gain) on retirement of property and equipment                           -             2,794           (850)
        Realized loss on sale of available-for-sale equity securities              14,508             -              -
        Changes in assets and liabilities
           (Increase) decrease in
              Accounts receivable                                                 551,425        (440,022)      (104,462)
              Inventories                                                       1,852,939      (2,848,451)       639,678
              Prepaid expenses and other assets                                    83,335          18,783         87,587
           Increase (decrease) in
              Accounts payable                                                  1,083,036         774,770       (170,973)
              Accrued expenses                                                     52,718         216,873          1,425
              Refundable deposits                                                 629,735        (117,549)       (19,135)
                                                                              -----------     -----------    -----------

              Net cash provided by (used in) operating activities                 868,244      (1,872,480)       (61,505)

Cash flows from investing activities
   Capital expenditures                                                           (37,243)       (140,267)       (61,633)
   Proceeds on sales of property and equipment                                        -                75            850
   Proceeds from investment in debt securities                                        -               -          800,000
   Purchase of available-for-sale equity securities                                   -          (113,590)      (100,000)
   Proceeds from available-for-sale equity securities                              20,260             -              -
                                                                             ------------  -------------- --------------

              Net cash provided by (used in) investing activities                 (16,983)       (253,782)       639,217

Cash flows from financing activities
   Proceeds from borrowings                                                     4,486,810       6,635,840      3,819,714
   Payments on borrowings                                                      (5,261,731)     (4,332,620)    (3,687,934)
   Proceeds from sale of stock                                                        -            12,498            -
   Purchase of treasury stock                                                         -          (370,000)    (1,108,904)
   Sale of treasury stock                                                             -            34,422         34,844
                                                                           --------------    ------------   ------------

              Net cash provided by (used in) financing activities                (774,921)      1,980,140       (942,280)
                                                                              -----------      ----------    -----------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 76,340        (146,122)      (364,568)

Cash and cash equivalents at beginning of year                                    135,016         281,138        645,706
                                                                              -----------     -----------    -----------

Cash and cash equivalents at end of year                                     $    211,356    $    135,016   $    281,138
                                                                              ===========     ===========    ===========
Cash paid during the year for:

   Interest                                                                  $    493,000    $    233,000   $    115,000
   Income taxes -                                                                     -               -


Noncash investing and financing activities:

2001
   Exchange of common stock for a reduction in a note payable from a related party of $100,000 and interest of $20,000. Exchange of common stock of $78,000 for Board of Directors fees. Exchange of redeemable common stock upon legal settlement of $150,000.
   Exchange of common stock for legal services of $202,500.

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

                     Aviation General, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000, and 1999


NOTE A - ORGANIZATION AND OPERATIONS

    Aviation General, Inc. (AGI) was incorporated August 4, 1998 under the laws of the State of Delaware, and is the successor to the operations of Commander Aircraft Company (CAC). AGI is a holding company which, through its wholly owned subsidiaries, CAC and Strategic Jet Services, Inc. (SJS) (collectively referred to as the Company), manufactures, markets, and provides support services for single engine, high performance Commander aircraft and to a lesser extent provides sales and service of other pre-owned aircraft. The Company also provides consulting, sales, brokerage, and refurbishment services for jet aircraft through SJS.

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

    2.     Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. As of December 31, 2001 and 2000, the Company has approximately $212,000 and $122,000, respectively, on deposit at one financial institution.

    3.     Investments

    The Company's investment in equity securities is classified as available-for-sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs included in earnings. At December 31, 2001 and 2000, unrealized losses and gains, net of income tax effects, of $(253,873) and $113,691, respectively, have been recorded in accumulated other comprehensive income.

                        December 31, 2001, 2000, and 1999


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    3.     Investments - Continued

   The components of other comprehensive income (loss) are as follows for the years ended December 31:

                                                                                              2001              2000
                                                                                         --------------    --------------
       Unrealized holding gains (losses) arising during the period                          $(440,640)         $172,259
           Less reclassification adjustment for net realized losses
              included in net income                                                           14,508               -
       Income tax benefit (expense)                                                            58,568           (58,568)
                                                                                            ---------          --------

           Other comprehensive income (loss)                                                $(367,564)         $113,691
                                                                                             ========           =======

    4.     Revenue Recognition

Sales of aircraft are recognized upon execution and funding of the purchase agreement and transfer of title to the buyer which occurs after the Company receives the airworthiness certificate from the Federal Aviation Administration
(FAA). Additionally, for aircraft financed by the Company it must also be determined that the buyer's initial and continuing investments in the aircraft are adequate to demonstrate a commitment to pay. Sales of pre-owned aircraft are recognized upon execution and funding of the purchase agreement. Service revenue is recognized when the services are performed and billable.

    5.     Inventories

Inventories consist primarily of finished goods and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components were as follows at December 31:

                                                  2001              2000
                                             --------------    --------------

       Raw materials                           $1,983,979        $2,522,930
       Work in process                          1,402,252         1,710,363
       New and pre-owned aircraft               2,733,751         3,663,866
       Other                                       19,250            95,012
                                              -----------       -----------

                                               $6,139,232        $7,992,171
                                                =========         =========

During 2001, certain indirect costs of manufacturing, primarily excess capacity costs, were considered abnormal and treated as current period charges rather than as a portion of inventory costs. Such costs, totaling approximately $991,000, are included in cost of sales - aircraft.

                        December 31, 2001, 2000, and 1999
NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

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

    8.     Refundable Deposits

    Refundable deposits consist of payments made by customers prior to having repairs performed on their aircraft and deposits on aircraft being produced. These deposits are recognized as revenue in the period the services are completed or the aircraft sale is recognized.

    9.     Prepaid Advertising and Advertising Costs

    The Company expenses the cost of advertising as incurred, except for prepaid advertising. Prepaid advertising largely consists of costs for future magazine advertisements. These costs are expensed when the advertisements are published. Advertising expense for the years ended December 31, 2001, 2000, and 1999 was approximately $198,000, $320,000, and $270,000, respectively.

    10.    Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the year, including redeemable common shares. Diluted earnings (loss) per common share has been computed based on the assumption that all dilutive options and warrants are exercised using the treasury stock method.

    11.    Use of Estimates

The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        December 31, 2001, 2000, and 1999

NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    12.    New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board issued new pronouncements:
Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 143, Accounting for Asset Retirement Obligations; and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 141 will not apply to the Company unless it enters into a future business combination.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be tested annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized and be evaluated for impairment in accordance with SFAS No. 144. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indefinite useful lives, and is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

SFAS No. 144 is effective for the Company for the fiscal year beginning January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

Management believes adoption of these new statements will not have any significant effect on the Company's financial condition or results of operations.

NOTE C - NOTE RECEIVABLE

    From time to time, the Company finances the sale of new aircraft with notes receivable from customers which are collateralized by the aircraft. At December 31, 2001, the Company had one note receivable which matures February 1, 2005 and bears interest at prime plus 1.5%. A summary of the note receivable is as follows as of December 31:
                                                       2001             2000
                                                   ------------     ------------

       Amounts due within one year                  $  36,673        $  25,628
       Amounts due after one year                      65,223           95,921
                                                     --------         --------
                         Total note receivable       $101,896         $121,549
                                                      =======          =======

                        December 31, 2001, 2000, and 1999

NOTE D - NOTES PAYABLE

    Notes payable consist of the following at December 31:

                                                                                              2001               2000
                                                                                         --------------      ------------
       Revolving credit facilities (a)                                                     $1,995,810        $3,035,000

       Note   payable   to  a   stockholder,   interest   at  9%,  due  on  demand;
       uncollateralized  81,000                                                                   -

       Note  payable to  individual,  payable in  monthly  installments  of $8,699,
       including interest at 8%, through September 30, 2002; uncollateralized                  83,269               -
                                                                                          -----------   ---------------

                                                                                           $2,160,079        $3,035,000
                                                                                          ===========   ===============

    (a) The revolving credit facilities may be drawn down to manufacture new and purchase pre-owned aircraft. Interest is payable monthly at fixed rates of 10.5% to 12.5% with specific draws and accrued unpaid interest thereon generally due within six months. The facilities are collateralized by specific new and pre-owned aircraft. The revolving credit facilities are subject to certain covenants and the Company was not in compliance with covenants on one of the facilities at December 31, 2001. As such, $1,341,810 is callable at December 31, 2001. Management believes the violation to be a minor technical violation and, as of March 8, 2002, the debt had not been called.

NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2001 and 2000. Such information does not purport to represent the aggregate net fair value of the Company:

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

                        December 31, 2001, 2000, and 1999

NOTE E - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

    All of the Company's financial instruments are for purposes other than trading.


                                                                         2001                            2000
                                                               Carrying           Fair         Carrying          Fair
                                                                amount           value          amount           value
                                                                ---------   ---------------  ------------   ---------------
    Cash and cash equivalents                                $    211,356  $    211,356      $    135,016   $    135,016
    Note receivable                                               101,896       101,896           121,549        121,549
       Available-for-sale equity securities - related party       142,100       142,100           603,000        603,000
       Note receivable from related party                             -             -           1,529,889      1,529,889
       Notes payable                                           (2,160,079)   (2,160,079)       (3,035,000)    (3,035,000)



NOTE F - STOCK OPTION PLAN

    In December 1993, the Company approved a stock option plan for issuance of options to purchase up to 300,000 shares of common stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance has subsequently been increased to 3,300,000 shares. The stock option plan also provides for automatic grants of options to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 2001, approximately 644,000 shares remain to be granted under the plan. The stock options generally vest ratably over a three-year period and the exercise price of all options equaled or exceeded market price of the stock at the date of grant.

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


                                                                           2001              2000               1999
                                                                      --------------     ------------     ----------------
       Net earnings (loss)
           As reported                                                  $(5,519,592)         $450,033         $(385,018)
           Pro forma                                                     (5,932,547)           17,407          (708,612)

       Earnings (loss) per share, basic and diluted
           As reported                                                  $      (.84)         $    .07         $    (.05)
           Pro forma                                                    $      (.90)         $    .01         $    (.10)


The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: No expected dividends; expected volatility of 75%, 75%, and 66%, risk-free interest rate of 4.3%, 5.9%, and 5.5%, and expected lives of three years.

                        December 31, 2001, 2000, and 1999

NOTE F - STOCK OPTION PLAN - CONTINUED

    The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    A summary of the status of the Company's stock option plan as of December 31, 2001, 2000, and 1999 and changes during the years ending on those dates is presented below.


                                                           2001                  2000                     1999
                                                   --------------------  --------------------    ---------------------
                                                              Weighted               Weighted                Weighted
                                                                average               average                 average
                                                               exercise              exercise                exercise
                                                    Shares      price      Shares      price     Shares       price
                                                   ---------  --------   ----------  --------    --------      ------
       Outstanding at beginning of year            2,394,667     $2.15    1,460,880     $2.27      980,880      $2.97
       Granted                                     1,123,383     $0.48    1,258,700     $2.17      700,000      $1.58
       Exercised                                         -        -          (8,333)    $1.50          -          -
       Expired                                      (117,500)    $2.57     (177,080)    $2.52          -          -
       Forfeited                                    (745,000)    $1.85     (139,500)    $1.81     (220,000)     $3.30
                                                  ----------             ----------             ----------

       Outstanding at end of year                  2,655,550     $1.49    2,394,667     $2.15    1,460,880      $2.27
                                                   =========              =========              =========

       Options exercisable at year end               993,076     $2.17      592,937     $2.26      398,983      $3.01

       Weighted average fair value of options
           granted during the year                               $0.23                  $1.04                   $0.74



         The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:


                                                             Options outstanding                  Optionsex ercisable
                                                   --------------------------------------     ---------------------------
                                                                  Weighted
                                                                   average      Weighted                      Weighted
                                                      Number      remaining      average         Number       average
                                                   outstanding   contractual     exercise      exercisable    exercise
                                                   at 12/31/01      life          price        at 12/31/01      price
                                                   -----------   ----------     ---------     ------------  -------------
       Range of exercise prices
           $0.50 to $1.38                             992,383        2.77         $0.48              -           -
           $1.39 to $1.75                             703,301        1.03         $1.52          387,587       $1.54
           $1.76 to $2.75                             959,866        1.53         $2.49          605,489       $2.57
                                                   ----------                                    -------

           $0.50 to $2.75                           2,655,550                                    993,076
                                                    =========                                    =======

                        December 31, 2001, 2000, and 1999

NOTE G - LEASES

    The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 2004. Rental expense under these leases was approximately $287,000, $274,000, and $271,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

    Effective December 16, 2001, the Company's lease for office space, hangar space, and its manufacturing and service facility was terminated for the nonpayment of rentals. Effective December 17, 2001, the Company obtained a revocable permit to lease the facility. The permit requires monthly rentals in the same amounts as the original lease. The permit further requires the Company to pay outstanding delinquent amounts plus penalties as defined in the permit (totaling $66,390 at December 31, 2001) prior to December 31, 2002. The following table presents future annual minimum lease payments assuming the Company fulfills its obligations under the original lease agreement and the revocable permit.

    The future annual minimum lease payments under these leases at December 31, 2001 are as follows:

    Year ending December 31
                     2002                                        $356,091
                     2003                                         250,536
                     2004                                          21,504
                                                                 --------

                     Total future minimum lease payments         $628,131
                                                                  =======

NOTE H - SALES CONCENTRATIONS

    The geographic sales of the Company's new aircraft are as follows:


                                                 2001                      2000                        1999
                                          -----------------------    -----------------------   ------------------------
                                          Number        Amount       Number        Amount      Number         Amount
                                          ------     ------------    ------     ------------   ------      ------------
    United States                              7       $3,883,801       18        $9,632,353       12        $5,757,791
    Europe                                     1          505,225        2         1,096,988      -                 -
    South America                            -                -         -                -          1           424,770


    Pre-owned aircraft sold during 2001 in the United States was 15, totaling $3,413,533. Brokerage commissions of $225,104 were received in 2001 as a selling agent for pre-owned aircraft.

    Pre-owned aircraft sold during 2000 in the United States was 28, totaling $4,192,481. Brokerage commissions of $129,674 were received in 2000 as a selling agent for pre-owned aircraft.

    Pre-owned aircraft sold during 1999 in the United States and Europe was 29 and 2, respectively, totaling $4,853,789 and $733,400, respectively. Brokerage commissions of $156,484 were received in 1999 as a selling agent for pre-owned aircraft.

                        December 31, 2001, 2000, and 1999

NOTE I - RELATED PARTY TRANSACTIONS

    On May 9, 2001, the Company entered into a $200,000 unsecured note payable bearing interest at 9% and due on demand with a Company controlled by the Chairman of the Board of Directors. On August 3, 2001, the Company issued 200,000 shares of common stock having a fair value at the date of issue of $120,000 in exchange for a $100,000 reduction in the note payable and interest expense of $20,000. On October 18, 2001, the affiliate assigned the note payable with an outstanding balance of $85,000 to a stockholder.

    During 2001, 130,000 shares of common stock having a fair value at the date of issue of $78,000 were issued to members of the Board of Directors in exchange for services provided.

    At December 31, 2001, amounts payable for brochures and publications to a company controlled by the Chairman of the Board of Directors were approximately $33,000. Purchases from this entity were approximately $38,000, $15,000 and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

    In prior years, the Company extended financing for aircraft and spare parts sold either directly to a director of the corporate general partner of the Company's majority stockholder or to an Authorized Sales and Service Representative (ASSR) owned by the director under a line of credit of $5,000,000. The Company has made efforts to collect amounts owed under this line, including repeated requests for payment, attempts to obtain or cancel approximately 800,000 shares of common stock of the Company collateralizing the line and attempts to block ownership transfers of said shares. However, during 2001, the ASSR went out of business and the individual suffered other business reversals. In addition, the individual resigned from the Company's Board of Directors in 2001 and all of his stock options were cancelled. Due to the uncertainties relating to ultimate collectibility, during the fourth quarter of 2001, the Company recorded bad debt expense relating to this line of credit for the outstanding balance of $1,529,889. In addition, the Company wrote off accrued, unpaid interest of $115,977. Bad debt expense of $1,529,889 is recorded in other operating expenses and the write-off of interest of $115,977 is recorded as an offset to interest income in the 2001 statement of operations. Management intends to continue to attempt to collect on amounts owed and continue to attempt to take possession of the common stock collateralizing the line.

    Following is a summary of transactions under this line of credit for 2001, 2000, and 1999 (rounded to the nearest thousand):

                                                                            2001              2000              1999
                                                                       --------------    --------------    --------------
       Balance at beginning of year                                      $ 1,530,000       $1,736,000        $1,508,000

       Sale of pre-owned aircraft                                                -                -             493,000
       Sale of spare parts                                                       -              1,000               -
       Cash payments received                                                    -            (41,000)         (265,000)
       Exchange of common stock                                                  -           (166,000)              -
       Bad debt expense                                                   (1,530,000)             -                 -
                                                                          ----------   --------------    --------------

       Balance at end of year                                        $           -         $1,530,000        $1,736,000
                                                                      ==============        =========         =========

                        December 31, 2001, 2000, and 1999

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

    Accrued interest receivable under this line of credit agreement totaled $0 as of December 31, 2000. Interest income under this line of credit was approximately $169,000, and $144,000 for 2000 and 1999, respectively.

    The line of credit is collateralized by approximately 800,000 shares of the Company's stock owned directly by the majority stockholder, and the personal guarantee of the majority stockholder.

    During 1998, the Company purchased debt securities with detachable stock purchase warrants for $1,000,000 from an entity under common control. During 1999, $800,000 of the debt securities were paid off and the balance of the securities plus accrued interest was converted into 133,333 shares of common stock of the affiliate in exchange for shortening the expiration date of the accompanying warrants. The Company purchased an additional 66,667 shares of the entity for $100,000 during 1999 and an additional 68,000 shares for $113,590 during 2000. The Company sold 23,000 shares of the entity during 2001, resulting in proceeds of $20,260 and gross realized losses of $14,508.

    The Chairman of the Board of Directors of the Company is also a stockholder, director, and the Managing Director of the corporate general partner of the Company's majority stockholder.

NOTE J - INCOME TAXES

    No current or deferred tax provision (benefit) has been recognized in the accompanying statements of operations given the historical operating losses incurred.

    Components of the net deferred tax assets (liabilities) rounded to the nearest thousand are as follows at December 31:

                                                        2001          2000
                                                   ----------------------------

    deferred tax assets (liabilities)
       Note receivable from related party          $      613,000 $         -
       Inventories                                        369,000      371,000
       Depreciation and amortization                     (145,000)    (159,000)
         Unrealized losses (gains) on investments          86,000      (59,000)
       Accrued liabilities                                339,000       88,000
       Net operating loss carryforwards                12,401,000   10,945,000
                                                      -----------  -----------
                                                       13,663,000   11,186,000
    Valuation allowance                               (13,663,000) (11,245,000)
                                                      -----------  -----------

           Total deferred tax liabilities             $       -    $  (59,000)
                                                      ===========  ===========

                        December 31, 2001, 2000, and 1999

NOTE J - INCOME TAXES - CONTINUED

    The valuation allowance on tax assets increased $2,418,000 in 2001, decreased $229,000 in 2000, and increased $146,000 in 1999, primarily due to the generation of net operating loss carryforwards in 2001 and 1999 and the utilization of net operating loss carryforwards in 2000.

    The Company's net operating loss carryforwards will expire as follows:

    Year ending December 31
                     2005                               $  2,998,231
                     2006                                     17,434
                     2007                                  6,466,819
                     2008                                  3,982,473
                     2009                                  4,523,401
                     2010                                  2,279,486
                     2011                                  3,445,366
                     2012                                  1,869,674
                     2018                                  1,681,538
                     2019                                    438,829
                     2021                                  3,298,986
                                                         -----------

    Total net operating loss carryforwards               $31,002,237
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

    The Company faces the inherent business risk of exposure to product liability claims. In 1988, the Company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an 18-year statute of repose for general aviation aircraft manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than 18 years old. This action effectively eliminated all potential liability for the Company with respect to aircraft produced in the 1970s. The Company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the Company is not insured for product liability claims.

    During 2001, the Company executed an employment contract with its President and Chief Executive Officer through August 2006 which provides for a specified annual salary, subject to periodic adjustments and incentives. Should the Company terminate this executive without cause (as defined), the Company will be obligated to pay the executive an amount equal to his salary in effect at termination

                        December 31, 2001, 2000, and 1999

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

    through the expiration of the term of the agreement. Further, should a termination without cause occur within two years following a change in control (as defined), the Company will pay the executive an additional amount equal to 2.99 times the executives salary in effect at the time of such change in control. The contract also includes a noncompete clause effective throughout the term of the employment contract and for a period of one year thereafter.

    During 2001, the Company executed a consulting agreement with a member of the Board of Directors. The agreement provides for a consulting fee of $60,000 over an initial one-year term. The agreement renews automatically for successive one-year periods unless terminated by either party upon 90 days prior written notice. Upon termination of the agreement without cause (as defined), the Company would be obligated through the remainder of the then-current term of the agreement. The agreement also includes a noncompete clause effective throughout the term of the agreement and for a period of six months thereafter.

    The Company has been named in a lawsuit filed by the estates and survivors of four decedents concerning the crash of a Commander 114B. Although it is too early for any factual development to take place concerning this claim, the ultimate outcome of this matter cannot be determined; however, management intends to vigorously defend against this claim and currently believes that this will not result in any material adverse effect on the Company's financial position or results of operations. Accordingly, no provision for any liabilities that may result have been recorded in the consolidated financial statements. Due to the uncertainties of this matter, it is at least reasonably possible that management's view of the outcome will change in the near term.

    The Company is routinely involved in various legal matters arising in the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or operations of the Company.

   Additionally, during 2001, the Company received a NASDAQ Staff Determination notifying the Company that it fails to comply with the minimum bid price requirements for continued listing on the NASDAQ SmallCap Market in accordance with Rule 4310 (c)(4). The Company appealed the Staff Determination and had a hearing before NASDAQ officials. However, due to the events of September 11, 2001, NASDAQ delayed ruling on such proceedings until after January 1, 2002. The Company's common shares have continued to trade on the NASDAQ Stock Market.

   On February 14, 2002, the Company received a subsequent NASDAQ Staff Determination notifying the Company that it had not met the minimum bid requirements, for the previous 30 trading days, for continued listing on the NASDAQ SmallCap Market. The Company has been granted 180 calendar days, until August 13, 2002, to regain compliance with the minimum bid price requirements. If, at anytime before August 13, 2002, the bid price of the Company's common stock closes at $1 per share or more for a minimum of ten consecutive trading days, NASDAQ staff will provide written notification that the Company complies with the Rule.

                        December 31, 2001, 2000, and 1999

NOTE L - REDEEMABLE COMMON STOCK

    On October 3, 2001, the Company, pursuant to an agreement, issued 150,000 shares of common stock. Under the agreement, the Company will be obligated for the difference between the net proceeds to the holder and $150,000 should the holder elect to sell the shares within 12 months of such shares becoming fully tradable or if such shares cannot be sold or are not fully tradeable within 13 months of issuance the Company is obligated to buy back the shares for $150,000. As such, during 2001, the Company recorded redeemable common stock of $150,000 for the estimated fair market value of the redeemable securities issued.

NOTE M - STOCKHOLDERS' EQUITY

    In connection with the following Shareholder Rights Agreement, the Company created a series of 100,000 shares of preferred stock, par value $.01 per share, designated as Series A Junior Participating Preferred Stock (Series A Preferred Stock).

    During 2001, the Company adopted a Shareholder Rights Agreement providing each outstanding share of common stock with a Series A preferred share purchase right (right) that expires in July of 2011. Each right entitles the holder to purchase one one-thousandth of a share of Series A preferred stock at a price of $10 per one one-thousandth of a share of Series A preferred stock. The rights will generally become exercisable only if a person or group (acquiring group), excluding the Company's largest stockholder, acquires, without approval of the Company's Board of Directors, 15% or more of the Company's common stock or announces a tender offer with the intention to do the same. Upon exercise, each holder, excluding the acquiring group, will receive the number of shares of common stock having a value equal to two times the exercise price of the right or one one-thousandth of a share of Series A preferred stock. The number of shares issuable upon exercise of rights is subject to certain antidilution adjustments. Generally, the rights may be redeemed by the Company at $.01 per right. The rights are non-participating and non-voting until exercised.

    Series A preferred stock issued, if any, upon exercise of the rights will be entitled to the greater of a cumulative quarterly dividend payment of $10 per share when, and if, declared or 1,000 times the dividend declared per common share. In the event of liquidation, the Series A preferred share holders will be entitled to the greater of $1,000 per share or an aggregate payment of 1,000 times the aggregate payment per common share. Each share of Series A preferred stock will be entitled to 1,000 votes on all matters submitted to the stockholders. The Series A preferred stock will not be redeemable or convertible into common stock or any other security of the Company.

NOTE N - EMPLOYEE BENEFIT PLANS

    The Company has a profit sharing 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their compensation. The Company contributes an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation. However, addi-tional contributions may be made at the Company's discretion. Expense under the plan was approxi-mately $20,000, $48,000, and $45,000 for 2001, 2000, and 1999, respectively.

                          December 31, 2001, 2000 and 1999

NOTE N - EMPLOYEE BENEFIT PLANS - CONTINUED

    Through December 31, 2001, the Company had a contributory health care benefit plan covering substantially all employees and eligible dependents. The plan provided for covered major medical expense benefits subject to certain deductibles, coinsurance provisions, and lifetime maximums. Through October 31, 2001, the plan had certain stop-loss coverage under an insurance policy that provided for payments of covered benefits in excess of $25,000 per year per covered person. The policy also provided an aggregate monthly stop-loss for the plan based on number of covered persons. Effective October 31, 2001, due to a lapse in insurance coverage, the Company became uninsured on this plan for benefit claims occurring through December 31, 2001. As of January 1, 2002, the Company terminated its employee health care benefits. Management has accrued amounts which it believes are sufficient to cover claims for incidents occurring from October 31, 2001 through December 31, 2001. Expense under the plan was approximately $338,000, $240,000, and $110,000 for 2001, 2000, and 1999, respectively.

                        December 31, 2001, 2000, and 1999

NOTE O - SEGMENT INFORMATION

    The Company operates in the segments of piston engine aircraft manufacturing sales and service and jet aircraft brokerage and refurbishment. Information concerning the Company's reportable segments are as follows for the years ended December 31:


                                                                            2001             2000              1999
                                                                      ---------------- ----------------  ----------------
    Revenues
       Jet aircraft brokerage and refurbishment                        $      95,000   $       83,105     $     107,750
       Aircraft sales and service                                          9,392,795       16,747,929        13,559,495
                                                                          ----------       ----------        ----------

           Total                                                         $ 9,487,795      $16,831,034       $13,667,245
                                                                          ==========       ==========        ==========

    Operating income (loss)
       Jet aircraft brokerage and refurbishment                         $   (223,486)  $      (76,786)   $      (70,758)
       Aircraft sales and service                                         (4,670,771)         568,332          (412,096)
                                                                          ----------     ------------      ------------

           Total                                                         $(4,894,257)   $     491,546     $    (482,854)
                                                                          ==========     ============      ============

    Assets
       Jet aircraft brokerage and refurbishment                       $        3,871   $       43,749   $         9,978
       Aircraft sales and service                                          7,299,986       11,764,764         8,622,009
                                                                          ----------       ----------       -----------

           Total                                                         $ 7,303,857      $11,808,513      $  8,631,987
                                                                          ==========       ==========       ===========



                                                                    Jet aircraft
                                                                    brokerage and        Aircraft sales      Consolidated
                                                                  refurbishment          and service             total
                                                                  --------------       ---------------    -------------------
Other significant items - 2001
    Interest income                                                   $       566          $  14,784          $  15,350
    Interest expense                                                          -              498,715            498,715
    Depreciation and amortization                                           1,487            118,611            120,098
    Expenditures for long-lived assets                                        -               37,243             37,243

Other significant items - 2000
    Interest income                                                 $         -             $207,152           $207,152
    Interest expense                                                          -              264,297            264,297
    Depreciation and amortization                                           1,291            139,018            140,309
    Expenditures for long-lived assets                                        -              140,267            140,267

Other significant items - 1999
    Interest income                                                 $         -             $200,010           $200,010
    Interest expense                                                          -              115,405            115,405
    Depreciation and amortization                                           5,295            105,739            111,034
    Expenditures for long-lived assets                                        782             60,851             61,633

                        December 31, 2001, 2000, and 1999

NOTE P - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share assuming dilution at December 31:


                                                                            2001              2000             1999
                                                                       --------------    --------------   --------------
    Numerator
         Net earnings (loss)                                             $(5,519,592)     $   450,033       $  (385,018)

    Denominator for earnings (loss) per share
    Weighted average shares outstanding, basic                             6,581,467        6,370,520         7,037,267
    Effect of dilutive securities - stock options                                -            296,156               -
                                                                        ------------      -----------      ------------

    Denominator for earnings (loss) per share assuming dilution            6,581,467        6,666,676         7,037,267
                                                                        ============      ===========      ============

    Earnings (loss) per share, basic                                    $       (.84)     $       .07      $       (.05)
                                                                        ============      ===========      ============

    Earnings (loss) per share, assuming dilution                        $       (.84)     $       .07      $       (.05)
                                                                        ============      ===========      ============


    Outstanding options of 2,655,550, 1,278,366, and 1,460,880 for the years ended December 31, 2001, 2000, and 1999, respectively, have been excluded from the above calculations as they would be antidilutive.

NOTE Q - MANAGEMENT PLANS

   For the year 2001, the Company reported $9,487,795 in revenues and a net loss of $5,519,592, with eight new aircraft deliveries. For the year 2000, the Company reported revenues of $16,831,034 and net earnings of $450,033, with 20 new aircraft deliveries. With demand for new aircraft increasing significantly throughout 2000, the Company increased the production schedule for 2001 to 32 aircraft. Unfortunately, management did not anticipate events during 2001, beyond the Company's control, which had an adverse impact on the Company, including:

o The dissipation of a significant portion of asset values and personal wealth, resulting from the decline of United States securities markets.

o A severe recession in the manufacturing and capital expenditures segments of the United States economy, as well as depressed economic conditions in virtually every other part of the world.

The September 11th terrorist attacks on the United States resulting in cancellation or postponement of aircraft purchases and disruption of business activities compounded by government restrictions on general aviation activities.

                        December 31, 2001, 2000, and 1999

NOTE Q - MANAGEMENT PLANS - CONTINUED


   Management believes that there were a number of significant non-recurring charges incurred in 2001, comprising the majority of the $5,519,592 loss reported for the year. Specifically:


       Excess capacity costs resulting from the slowdown in manufacturing activities in the fourth quarter following the September 11th terrorist attacks and government
       restrictions on general aviation                                                                     $   991,063

       Abnormally high legal expenses, including a settlement of a lawsuit                                      961,283

       The  write-off of the  uncollectable  balance of an  international  dealer's  credit
       facility, also a related party                                                                         1,529,889

       The  write-off of accrued,  unpaid  interest  income on the  international  dealer's
       note receivable due to uncollectability                                                                  115,977

       A reserve for  insurance  claims  arising  from the  Company's  partially  uninsured
       employee health plan                                                                                     150,283
                                                                                                             ----------
                         Total                                                                               $3,748,495
                                                                                                              =========

As the Company goes forward in 2002, management believes that economic conditions and financial markets appear to have stabilized and that the Company could benefit from increased interest in general aviation, due to inconvenience and safety factors now attendant with commercial airline travel. The Company could also benefit from historically low interest rates, which lower significantly the financing cost of aircraft purchases. Management also believes it is eligible and will apply for federal grants and loans, pursuant to a general aviation relief bill currently pending in Congress.

Furthermore, management has effected a number of initiatives, which, it believes, will increase revenue and profitability and growth potential. They include:

o    Reduction of the Company's cost structure

o    Adjustment of the Company's production schedule

o    Increased prices of new aircraft, parts, and services

o    Seeking additional financing for general working capital purposes

o    Increase in marketing and advertising activities

o Enhancement of the Company's service and refurbishment capabilities and business

o    Increase of SJS's capabilities and business

o Exploring merger and acquisition possibilities with other general aviation concerns

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended December 31:


                                                                                         2001
                                                                                  Three months ended
                                                     -----------------------------------------------------------------
                                                      March 31          June 30     September 30        December 31
                                                     ----------      ------------   ----------          -----------
       Total net sales                                 $2,639,760      $3,219,008        $1,552,396        $2,076,631
       Gross margin                                       381,674         523,783           290,553          (665,066)
       Net loss                                          (598,587)       (455,408)         (559,764)       (3,905,833)
       Net loss per share, basic and diluted                (0.10)          (0.07)            (0.08)            (0.59)





                                                                                        2000
                                                                                  Three months ended
                                                     ---------------------------------------------------------------
                                                      March 31          June 30     September 30        December 31
                                                     ----------      ------------   ------------        -----------
       Total net sales                                 $3,942,575      $4,256,087        $4,804,798        $3,827,574
       Gross margin                                       844,616         949,555         1,083,029         1,076,295
       Net loss                                            38,183         113,049           252,353            46,448
       Net income per share, basic and diluted               0.01            0.02              0.04              0.01



    During the fourth quarter of 2001, the Company recorded bad debt expense relating to a note receivable from related party of $1,529,889, or $.23 per share, and wrote off related accrued interest receivable of $115,977, or $.02 per share. In addition, during the fourth quarter of 2001, the Company recorded certain indirect manufacturing costs of $991,063, or $0.15 per share, as current period charges rather than as a portion of inventory costs.

    The sum of per-share amounts for the four quarters may differ from the annual per share amounts due to rounding and the required method of computing weighted average number of shares in the respective periods.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial

          Disclosure

There were no Form 8-K filings in fiscal year ended December 31, 2001 and there were no changes in or disagreements with accountants on accounting and financial disclosure in 2001.


                                    PART III

Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 2001 Annual Meeting of Shareholders, and the information included therein is incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors of the Registrant required by this item is incorporated herein by reference to the Company's 2002 Proxy Statement under the caption "Election of Directors - Nominees".

The information regarding executive officers of the Company required by this item appearing in the Company's 2002 Proxy Statement under the caption "Election of Directors - Other Officers" is hereby incorporated by reference.

Item 11.  Executive Compensation

The information required by this item appearing in the Company's 2002 Proxy Statement under the captions "Election of Directors - Director Compensation" and "Executive Compensation" is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item appearing in the Company's 2002 Proxy Statement under the caption "Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Related-party transactions are disclosed in Note I - Related Party Transactions, of the Notes to Consolidated Financial Statements. In addition, the information required by this item appearing in the Company's 2002 Proxy Statement under the caption "Compensation Committee Interlocks and Certain Transactions" is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K:
---------------------------------------------------------------------------

                                                                        Page
(a)      (1)  The following financial statements are included in Part II Item 8:

       Report of Independent Certified Public Accountants                    16

       Financial Statements:
       Consolidated Balance Sheets December 31, 2001 and 2000                17

       Consolidated Statements of Operations for the years ended
              December 31, 2001, 2000 and 1999                               19

       Consolidated  Statement of Stockholders' Equity for the
              years ended 2001, 2000 and 1999                                20

       Consolidated Statements of Cash Flows for the years ended
              December 31, 2001, 2000 and 1999                               21

       Notes to Consolidated Financial Statements                            23


         (2)


All schedules are omitted because they are not applicable or the required information has been presented in the financial statements or notes thereto.

         (3)      Exhibits included are hereby incorporated by reference to the
                  Exhibit Index, page 44 of this report.

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

10.10 Form of the Company's Service Center Agreement. This exhibit is incorporated by reference to Exhibit 10.39 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.11 The Commander Aircraft Company Profit Sharing Plan. This exhibit is incorporated by reference to Exhibit 10.40 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.12 Nonstatutory Stock Option Agreement between the Company and Wirt D. Walker, III dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K filed March 30, 1994.

10.13 Nonstatutory Stock Option Agreement between the Company and Mishal Y.S. Al Sabah dated January 31, 1994. This exhibit is incorporated by reference to
     Exhibit 10.49 of the Registrant's Form 10-K filed March 30, 1994.

10.14 Form of Company's Aircraft Delivery and Acceptance Agreement. This exhibit is incorporated by reference to Exhibit 10.63 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.15 Form of the Company's Aircraft Retail Warranty. This exhibit is incorporated by reference to Exhibit 10.64 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

10.16 Commander Aircraft Company 1993 Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-K filed March 28, 1996.

21   List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 28th day of March 2001.

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


Principal Executive Officers:
Wirt D. Walker, III                         Chairman                                 April 15, 2002
-------------------
                                            Chief Executive Officer
                                            President

Principal Financial Officer and Accounting Officer:

Jeff Henderson                              Chief Financial Officer                  April 15, 2002


Directors:

Wirt D. Walker, III                         Director                                 April 15, 2002
-------------------

N. Gene Criss                               Director                                 April 15, 2002
-------------

Stephen R. Buren                            Director                                 April 15, 2002
----------------

John H. DeHavilland                         Director                                 April 15, 2002
-------------------