Form 10-K/A
period 2001-12-31
AVIATION GENERAL INC
filed 2002-04-30
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

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

      Total number of pages including cover page 9.

                                    PART III


Item 10.  Directors and Executive Officers

         The following sets forth certain information regarding each of the Company's directors and executive officers:

         Wirt D. Walker, III, age 56, has served as a director of the Company from September 1989 to February 1991, as Chairman of the Board of Directors since May 1991 and as Chief Executive Officer since June 1998. Mr. Walker previously served as the Company's Chief Executive Officer from May 1991 to August 1991 and from December 1992 to May 1995. Since 1982, Mr. Walker has served as a director and the Managing Director of KuwAm Corporation, a private investment firm. He is the Chairman and Chief Executive Officer of STRATESEC Incorporated, a publicly traded company that provides technology-based security solutions for medium and large commercial and government facilities.

         N. Gene Criss, age 59, served as President and Chief Executive Officer of the Company from May 1995 to June 1998. Mr. Criss served as President and Chief Operating Officer from December 1994 to May 1995, as Executive Vice President and Chief Operating Officer from November 1992 to December 1994 and as a director since August 1993. He served as Vice President, Manufacturing at American General Aircraft Company, a manufacturer of light single engine general aviation aircraft, from July 1992 to November 1992. Prior to July 1992, Mr. Criss held a variety of positions of increasing responsibility during a twenty-two year career at Piper Aircraft Corporation, including service as Director of Materials and Manufacturing Support from 1982 to June 1992. During his tenure with Piper Aircraft Corporation, Mr. Criss was responsible for corporate scheduling, production and material control, inventory control and engineering administration.

         Steve Buren, age 58, served as Chief Financial Officer of the Company from May 1991 to March 2000, and served as Vice-President, Finance and Treasurer of the Company from 1990 to 1991. Mr. Buren has served as a director of the Company since April 2000. He was Vice-President, Finance and Treasurer of Mycro-Tek, Inc. from 1986 to 1987. From 1974 to 1986, he held division and corporate controllership positions at Cessna Aircraft Company.

         John H. deHavilland, age 51, has served as a director of the Company as well as President/CEO of its wholly owned subsidiary, Strategic Jet Services, since September 2000. He has twenty-two years of industry experience, most recently as President of deHavilland Aircraft, Incorporated from 1996 to 2000. DeHavilland Aircraft specialized in the purchase, refurbishment and brokerage of jet aircraft. From 1980 to 1996, he held several positions with British Aerospace, including Director of Sales and Marketing for the Turbo Prop Asset Management Division, Program Director and Market Development Director for the Corporate Jets Division, and Regional Marketing Manager for British Aerospace PLC Corporate Jets Division. His tenure at British Aerospace was interrupted from 1984 to 1987, during which Mr. deHavilland held the position of Managing Director/Head of Marketing at A.R.A.V.C.O Ltd in London.

Director Compensation

         Directors are normally paid an annual fee of $20,000, payable in equal quarterly installments, for services as a director. Such fees are prorated when a director does not serve for a full year. Directors receive no additional compensation for committee participation or attendance at committee meetings, other than reimbursement of travel and lodging expenses. In 2001, Directors were issued common stock in lieu of their compensation, in the amount of 45,152 shares each.

         The 1993 Stock Option Plan provides for the automatic annual grant of a stock option to purchase 20,000 shares of Common Stock to each eligible non-employee and employee director of the Company; non-employee directors will automatically receive a non-statutory stock option and employee directors will automatically receive an incentive stock option. The 2001 annual automatic options were granted to each of the four directors on December 18, 2001.

Board Meetings and Committees

         The Board of Directors held a total of six meetings during the fiscal year ended December 31, 2001. The Board has two committees: the Audit Committee and the Compensation Committee.

         The Audit Committee, comprised of Messrs. Criss and Buren, recommends the selection of the Company's independent accountants and approves the scope of the audit to be conducted. The Committee is primarily responsible for reviewing and evaluating the Company's accounting practices and its systems of internal accounting controls. The Audit Committee held one meeting during fiscal 2001.

         The Compensation Committee recommends the amount and type of compensation to be paid to the Company's executive officers, reviews the performance of the Company's key employees, and administers and determines distributions under the Company's Profit Sharing Plan. The Compensation Committee will also determine the number of shares, if any, to be granted each employee under such plan and the terms of such grants. The Compensation Committee held one meeting during fiscal 2001.

         No director attended fewer than 75% of all meetings of the Board of Directors held during fiscal 2001 or of all meetings of any committee upon which such director served during fiscal 2001.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is comprised of Messrs. Buren and Criss.

         Neither Messrs. Criss nor Buren is currently an officer or employee of the Company. They are not eligible to participate in the Company's Profit Sharing Plan. Both receive compensation for services as a director (See "Director Compensation"), and Mr. Criss receives compensation under a consulting agreement with the Company. Mr. Criss served as President and Chief Executive Officer of the Company from May 1995 to June 1998. Mr. Buren served as Chief Financial Officer from 1991 to 2000.


Other Officers

         Jeffrey Henderson, age 53, succeeded Mr. Whitten as Chief Financial Officer and Vice-President, Finance of the Company on February 20, 2002. Mr. Henderson is a Certified Public Accountant who graduated from Fort Hays State University in 1976. He was the President of Gas Jack, Inc., a natural gas compressor manufacturer for seven years prior to joining the Company, serving three years before that as the Vice-President of Finance. Prior to that he was a Divisional Controller for the School Division of McGraw-Hill and Controller and Assistant Treasurer for the Economy Company.

         Carl R. Gull, age 49, has served as Vice-President of Product Support since July 2000. He joined Commander in November 1998 as Vice President of Customer Relations and Training. He was manager of Support Services of Oklahoma State University from 1995 to 1998. From 1975 to 1995 he served in the U.S. Navy as Naval Aviator, where he achieved the rank of Commander. An F-14 Top-Gun Instructor Pilot, he held various positions including Staff Officer, Squadron Safety Officer, Squadron Maintenance Officer, Squadron Administrative Officer, and Assistant Air Operations Officer.

         Matthew J. Goodman, age 50, has served as Senior Vice-President Marketing and Sales of Commander Aircraft Company since December 2000. Mr. Goodman joined Commander Aircraft Company in 1989 as Aircraft Sales Manager. He subsequently was promoted to the position of Vice-President Marketing, and later to Vice-President, Marketing and Sales of the company's General Aviation Services Division. Prior to joining Commander Aircraft Company, he was Vice-President Sales of Kenosha Aero Service, a full line Cessna dealership and FBO, and served in various aircraft sales management positions since 1978.

Item 11.   Executive Compensation

Summary Compensation Table

         The following table shows certain information concerning the compensation of each of the Company's executive officers for services rendered in all capacities to the Company for the fiscal years ended 2001, 2000, and 1999.



                                                    Annual Compensation             Long-term Compensation
                                                                                  Securities
                                                                                  Underlying
                                                                                   Options         All Other
                                                                                   Awarded       Compensation
                                            Year        Salary (1)     Bonus      (in shares)         (2)
Wirt D. Walker,  III . . . . . . . . . . . .2001      $   128,077                    120,000       $       -
Chairman and Chief Executive                2000      $   129,807     $        -      85,000       $   20,000
Officer                                     1999      $    80,000     $        -     145,000       $   20,000

John H.  deHavilland. . . . . . . . . . . . 2001      $    89,231     $   65,385     180,000       $       -
President/CEO                               2000      $    34,615     $   30,769     120,000       $    5,000
Strategic Jet Services, Inc.

Mathew J. Goodman. . . . . . . . . . . . . .2001      $    59,000     $   70,072      53,133       $       -
Senior Vice President, Marketing &          2000      $    50,000     $   96,927      27,700       $       -
Sales                                       1999      $    40,000     $  157,296      45,500       $       -


----------------------------
(1) Salary and bonus payments include voluntary salary reduction contributions to the Company's 401(k) Savings Plan.
(2) Amounts paid as director fees unless otherwise indicated.


Option Grants in Last Fiscal Year

         The Committee approved the following stock option grants for the executive officers during fiscal year 2001.

                                                                                             Potential Realizable
                                                                                               Value of Assumed
                                    Number of    Percent of                                     Annual Rates of
                                   Securities   Total Options                                     Stock Price
                                   Underlying    Granted to                                    Appreciation for
                                     Options    Employees in     Exercise    Expiration           Option Term
Name                               Granted (1)   Fiscal Year      Price         Date           5%            10%
-----------------------------------------------------------------------------------------------------------------------
Wirt D. Walker, III . . . . . . . 100,000               9%     $     0.50    7/27/2004    $  7,881       $ 16,500
                                   20,000               2%     $     0.25    1/18/2007    $  1,381       $  3,053
                                  -----------------------------
                                  120,000              11%

John deHavilland. . . . . . . . . 160,000              14%     $     0.50    7/27/2004    $ 12,610       $ 26,400
                                   20,000               2%     $     0.25    1/18/2007    $  1,381       $  3,053
                                  -----------------------------
                                  180,000              16%

Mathew J. Goodman. . . . . . . .   53,133               5%     $     0.50    7/27/2004    $  4,188       $  8,794



--------
(1) Each option is non-transferable; vests as to 33% of the shares covered by such option over three to five years, commencing on the first anniversary of the date of issuance; is canceled prior to vesting in the event the holder either resigns from the Company or is terminated for justifiable cause; and is void after the date listed under the heading "Expiration Date." The exercise price of the stock subject to options was equal to the market value on the date of grant. The number of shares to be issued upon exercise of each option is subject to adjustment subsequent to any stock dividend, split-up, re-capitalization or certain other transactions.

         During 2001, Messrs. Walker, Buren, deHavilland, and Criss, directors of the Company were each granted an option to purchase 20,000 shares of Common Stock pursuant to the 1993 Stock Option Plan. Such options expire in five years.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and holders of more than ten percent of the Company's Common Stock to file reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 2001, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16 (a) filing requirements, except as follows: on October 8, 2001, Messrs. Walker, Criss, Buren and deHavilland were issued 30,000 shares in lieu of Directors compensation for the first three quarters of 2001, for which Forms 4 were filed in April 2002. They are still due 15,152 shares in lieu of their fourth quarter Directors compensation, which are in the process of being issued.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         The following table shows the number of shares of Common Stock acquired by the executive officers upon the exercise of stock options during fiscal 2001, the net value realized at exercise, the number of shares of Common Stock represented by outstanding stock options held by each executive officer as of December 31, 2001 and the value of such options based on the closing price of the Company's Common Stock on December 31, 2001, which was $0.30.

                                                                                           Value of Unexercised
                                                               Number of Securities            In-the-Money
                              Number of                       Underlying Unexercised              Options
                           Shares Acquired      Value        Options at FY End (#)(1)          at FY End(2)
                                                            ---------------------------  --------------------------
Name                       on Exercise (#)   Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable

Wirt D. Walker, III...............      -               -             230,001 / 189,999          $ - / $ -

John H. deHavilland............         -               -              40,000 / 260,000          $ - / $ -

Mathew J. Goodman...........            -               -               35,201/79,932            $ - / $ -



 (1) Represents the total number of shares subject to stock options held by each executive officer. These options were granted on various dates during fiscal years 1997 through 2001 and are exercisable on various dates beginning in 2001 and expiring in 2007.
(2) Represents the difference between the exercise price and $0.30, which was the December 31, 2001 closing price. Stock option exercise prices range from $1.38 to $2.75.



Employment Agreement

         In July 2001 the Company entered into an employment agreement with Wirt
D. Walker III to serve as its Chief Executive Officer. Under the agreement, which has a five-year term expiring in July 2006, Mr. Walker receives a base salary of $150,000 and may receive a bonus in an amount and based on criteria as determined by the Board of Directors. If Mr. Walker is terminated for reasons other than cause within two years following a change in control of the Company, he is entitled to receive an additional payment equal to 2.99 times his salary then in effect.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of April 25, 2002 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

   Name                                        Number of                Percent
                                               Shares                  of Total
   ----------------------------------------------------------------------------
KuwAm Corporation(1)                            461,714                  6.1%

Wirt D. Walker, III (2)(3)                      871,616                 11.4%

N. Gene Criss (3)                               326,970                  4.3%

Stephen R. Buren (3)                            150,905                  2.0%

John deHavilland(3)                             100,303                  1.3%

Matthew J. Goodman (3)                           59,045                  *

Carl R. Gull, III (3)                            16,000                  *

All Officers and Directors                    1,524,839                 20%
as a Group (6 persons) (4)
---------------------
     *   Less than one percent

(1) KuwAm Corporation is a Washington, DC based private investment firm. The shareholders of KuwAm include Wirt D. Walker, III, the Chairman of the Board of Directors of the Company. Mr. Walker is also the Managing Director of KuwAm.
(2) Includes 68,500 shares held by Mr. Walker's son, 30,000 shares owned by a trust for the benefit of Mr. Walker's son and 130,000 shares owned by a trust for the benefit of Mr. Walker's mother, both of which Mr. Walker is the trustee. Does not include shares owned by KuwAm Corporation Mr. Walker may be deemed to own beneficially by virtue of his position as Managing Director of KuwAm Group.
(3) Includes shares issuable upon exercise of options that are exercisable within 60 days, as follows: Mr. Walker, 233,334 shares; Mr. Criss, 266,667 shares; Mr. Buren, 85,000 shares; Mr. deHavilland, 40,000 shares: Mr. Gull, 16,000 shares; and Mr. Goodman, 38,245 shares.
(4) At April 25, 2002, executive officers and directors of the Company as a group (6 persons) held options to purchase an aggregate of 1,857,883 shares of Common Stock, representing approximately 60% of outstanding options at that date. The numbers set forth in this table include an aggregate of 679,246 shares underlying options, which are exercisable within 60 days of such date.


Item 13. Related Party Transactions

         On May 9, 2001, the Company borrowed $200,000 in the form of an unsecured note payable bearing interest at 9% and due on demand from an entity affiliated with the Company's Chairman of the Board of Directors. On August 3, 2001, the Company issued 200,000 shares of common stock having a fair value at the date of issue of $120,000 in exchange for a $100,000 reduction in the note payable and interest expense of $20,000. On October 18, 2001, the affiliate assigned the note payable with an outstanding balance of $85,000 to a stockholder.

At December 31, 2001, amounts payable for brochures and publications to a company affiliated with the Chairman of the Board of Directors were approximately $33,000. Purchases from this entity were approximately $38,000, $15,000 and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In prior years, the Company extended financing for aircraft and spare parts sold to an international dealer, Authorized Sales and Service Representative (ASSR), owned by a former director and major shareholder of the Company, under a line of credit of up to $5,000,000. At December 31, 2001, the unpaid balance on this credit line was $1,529,889. The Company has made efforts to collect the amount owed under this line, including repeated requests for payment, attempts to obtain or cancel approximately 800,000 shares of common stock of the Company collateralizing the line and attempts to block ownership transfers of said shares. However, during 2001, the ASSR went out of business and the individual suffered other business reversals. In addition, the individual resigned from the Company's Board of Directors in 2001 and all of his stock options were cancelled. Due to the uncertainties relating to ultimate collectibility, during the fourth quarter of 2001, the Company recorded bad debt expense relating to this line of credit for the outstanding balance of $1,529,889. In addition, the Company wrote off accrued, unpaid interest of $115,977. Bad debt expense of $1,529,889 is recorded in other operating expenses and the write-off of interest of $115,977 is recorded as an offset to interest income in the 2001 statement of operations. Management intends to continue to attempt to collect on amounts owed and continue to attempt to take possession of the common stock collateralizing the line.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 30th day of April 2002.

                          AVIATION GENERAL INCORPORATED


                                 /s/ WIRT D. WALKER, III

                             By: Wirt D. Walker, III
                              Chairman of the Board