Form 10QSB
period 2002-03-31
AVIATION GENERAL INC
filed 2002-05-15
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement  for  the  past  90  days.      Yes  [X]    No  [ ]

     There  were 6,859,330 Shares of Common Stock Outstanding as of May 7, 2002.

PART  I.  FINANCIAL  INFORMATION
ITEM  I.  FINANCIAL  STATEMENTS


                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                     March 31,     December 31,
                                                       2002            2001
                                                   -----------     ------------
                                     ASSETS

Current  Assets
  Cash  and  cash  equivalents                     $      5,719    $    211,356
  Accounts  receivable                                   98,553               -
  Current  portion  of  note  receivable                 27,909          36,673
  Inventories                                         6,346,984       6,139,232
  Prepaid  expenses  and  other  assets                  70,863          70,155
                                                   ------------    ------------
    Total  current  assets                            6,550,028       6,457,416
                                                   ------------    ------------

Property  and  equipment
  Office  equipment  and  furniture                     372,162         372,162
  Vehicles  and  aircraft                                95,115          95,115
  Manufacturing  equipment                              385,179         385,179
  Tooling                                               676,747         676,747
  Leasehold  improvements                               315,049         315,050
                                                   ------------    ------------
                                                      1,844,252       1,844,253

  Less  accumulated  depreciation                    (1,238,576)     (1,205,135)
                                                   ------------    ------------
                                                        605,676         639,118
                                                   -------------   ------------

Other  assets
  Notes  receivable,  less  current  maturities          42,012          65,223
  Available-for-sale equity securities -
    related  party                                      110,250         142,100
  Note  receivable  from  related  party                      -               -
                                                   ------------    ------------
                                                        152,262         207,323
                                                   ------------    ------------

                                                   $  7,307,966    $  7,303,857
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                     March 31,     December 31,
                                                       2002            2001
                                                   -----------     ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts  payable                                $  2,506,409    $  2,309,450
  Accrued  expenses                                     418,505         614,116
  Refundable  deposits                                1,379,218         745,549
  Notes  payable                                      1,851,206       2,160,079
                                                   ------------    ------------
    Total  current  liabilities                       6,155,338       5,829,194
                                                   ------------    ------------

REDEEMABLE  COMMON  STOCK  -  $.01  par  value;
  Issued,  150,000  shares  in  2001;  stated at
  redemption value                                      150,000         150,000
                                                   ------------    ------------

Stockholders'  Equity
  Preferred  stock,  $.01  par  value,  5,000,000
    shares Authorized;  no  shares  outstanding               -               -
  Common  stock,  $.50  par  value,  20,000,000
    shares Authorized; 7,631,519 shares  issued
    at March 31, 2002 and December 31, 2001           3,815,759       3,815,759
  Additional  paid-in  capital                       37,000,299      37,000,299
  Less:  Treasury stock at cost, 772,189
    shares at March 31, 2002 and December 31,
    2001                                             (1,294,193)     (1,294,193)
  Accumulated  other  comprehensive  loss              (285,723)       (253,873)
  Accumulated  deficit                              (38,233,514)    (37,943,329)
                                                   ------------    ------------

    Total  stockholders'  equity                      1,002,628       1,324,663
                                                   ------------    ------------

                                                   $  7,307,966    $  7,303,857
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                         2002         2001
                                                   --------------  ------------
Net  sales  -  aircraft                               $1,378,250   $2,134,212
Net  sales  -  service                                   126,571      505,548
                                                      ----------   ----------
    Total  net  sales                                  1,504,821    2,639,760
                                                      ----------   ----------


Cost  of  sales  -  aircraft                           1,165,886    1,813,500
Cost  of  sales  -  service                               66,703      434,586
   Total  cost  of  sales                              1,232,589    2,248,086
                                                      ----------   ----------

Gross  margin                                            272,232      391,674
                                                      ----------   ----------

Other  operating  expenses
  Product  development  and  engineering  costs           31,955       95,307
  Selling, general and administrative expenses           461,328      818,359
                                                      ----------   ----------
    Total  other  operating  expenses                    493,283      913,666
                                                      ----------   ----------

Operating  loss                                         (221,051)    (521,992)
                                                      ----------   ----------

Other  income  (expenses)
  Other  income                                            1,636       44,049
  Interest  expense                                      (68,442)    (120,644)
  Other  expense                                          (2,328)           -
                                                      ----------   ----------
    Total  other  income  (expense)                      (69,134)     (76,595)
                                                      ----------   ----------

Net  loss                                             $ (290,185)  $ (598,587)
                                                      ==========   ==========

Net  loss  per  share

   Weighted  average  common  shares
     Outstanding, basic                                6,859,330    6,279,330
                                                      ----------   ----------

   Net loss per share, basic                              ($0.04)      ($0.10)
                                                      ==========   ==========

   Weighted  average  common  shares
     Outstanding, diluted                              6,859,330    6,279,330
                                                      ==========   ==========

   Net loss per share, diluted                        $   ($0.04)  $    (0.10)
                                                      ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                         2002         2001
                                                   --------------  ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net  loss                                           $ (290,185)  $ (598,587)
  Adjustments  to  reconcile  net  loss  to
    net  cash  used  by  operating  activities
    Depreciation  and  amortization                       33,442       16,425
    Non-cash  interest  earnings                               -      (36,343)
    Receipts  on  aircraft  notes  receivable             31,975            -
    Changes  in  assets  and  liabilities
      (Increase)  decrease  in Accounts  receivable      (98,553)     535,722
      Notes  receivable                                        -        6,401
      Inventories                                       (207,752)  (1,027,109)
      Prepaid  expense  and  other  assets                  (708)      13,094
    Increase  (decrease)  in
      Accounts  payable                                  196,959      275,559
      Accrued  expenses                                 (195,611)     (88,736)
      Refundable  deposits                               633,669      (26,648
                                                      ----------   ----------
  Net cash provided (used) by operating activities       103,236     (930,222)
                                                      ----------   ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Capital  expenditures                                        -      (28,387)
                                                      ----------   ----------

  Net  cash (used) provided by investing activities            -      (23,387)
                                                      ----------   ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds  from  borrowings                             340,000    1,988,013
  Payments  on  borrowings                              (648,873)  (1,055,013)
                                                      ----------   ----------
  Net cash (used) provided by financing activities      (308,873)     933,000
                                                      ----------   ----------

Net  decrease  in  cash                                 (205,637)     (25,609)
Cash and cash equivalents at beginning of period         211,356      135,016
                                                      ----------   ----------
Cash and cash equivalents at end of period            $    5,719   $  109,407
                                                      ==========   ==========

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW
 INFORMATION
   Cash  paid  during  the  period  for:
     Interest                                         $   68,442   $  126,060


   The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

2. Basic loss per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share has been computed based on the assumption that all dilutive options are exercised.

                                                  Three  months  ending
                                           March  31,  2002     March  31,  2001
                                           ----------------     ----------------
Numerator
    Net  loss                                 $ (290,185)          $ (598,587)

Denominator
    Weighted  average  shares
      outstanding,  basic                      6,859,330            6,279,330

     Effect of dilutive securities
       stock  options                                  0                    0
                                              ----------           ----------

Denominator  for  loss  per  share
  assuming  dilution                           6,859,330            6,279,330
                                              ==========           ==========

Loss  per  share,  basic                      $    (0.04)          $    (0.10)
                                              ==========           ==========

Loss  per  share,  assuming dilution          $    (0.04)          $    (0.10)
                                              ==========           ==========

       Outstanding options of 2,655,050 and 2,345,167 for the periods ended March 31, 2002 and 2001 have been excluded from the calculations above as they would be antidilutive.

3.     Total  comprehensive  loss  for the periods presented is as follows:

                                     For  the  three  months  ending  March  31,
                                                 2002         2001
                                                 ----         ----
Net  loss                                    $(290,185)    $(598,587)
Other  comprehensive  loss                     (31,850)     (142,432)
                                             ---------     ---------

Comprehensive  loss                          $(322,035)    $(741,019)
                                             =========     =========

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

                                  March  31,  2002          December  31,  2001
                                  ----------------          -------------------
Raw  materials                        $1,847,699                 $1,983,979
Work  in  process                      1,882,213                  1,402,252
New  and pre-owned aircraft            2,597,822                  2,733,751
Other                                     19,250                     19,250
                                      ----------                 ----------

Total  inventories                    $6,346,984                 $6,139,232
                                      ==========                 ==========


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

6. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

     SFAS No. 144 is effective for the Company for the fiscal year beginning January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets.

     Adoption of SFAS No. 144 has not had and management believes that adoption of SFAS No. 143 will not have any significant effect on the Company's financial condition or results of operations.

7. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the

Company has sustained substantial losses from operations in 2001, and such losses have continued through the unaudited quarter ended March 31, 2002.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

As we go forward in 2002, management believes that economic conditions and financial markets appear to have stabilized and that the Company could benefit from increased interest in general aviation, due to the inconvenience and safety factors attendant with commercial airline travel. The Company could also benefit from low interest rates, which significantly lower the financing cost of aircraft purchases. Management also believes it is eligible and will apply for federal grants and loans, pursuant to a general aviation relief bill pending in Congress.

     Furthermore, management has effected a number of initiatives, which, it believes, will increase revenue and profitability. They include:
     1.  Reduction  of  the  Company's  cost  structure
     2.  Adjustment  of  the  Company's  production  schedule
     3.  Increased  prices  of  new  aircraft,  parts,  and  services
     4.  Seeking  additional  financing  for  general  working  capital purposes
     5.  Increase  in  marketing  and  advertising  activities
     6. Enhancement of the Company's service and refurbishment capabilities and business
     7.  Increase  of  Strategic  Jet  Services,  Inc. capabilities and business
     8. Exploring merger and acquisitions possibilities with other general aviation concerns

     So far in the year 2002, the Company has experienced a significant increase in its business. Through April of this year, the company has booked orders for 6 new aircraft (versus a total of 8 for all of 2001) and 9 pre-owned aircraft (versus a total of 22 for all of 2001). The company is currently structured to achieve break-even financial results at between 10 to 15 new aircraft deliveries annually, with the precise number dependent upon the contribution from the Company's parts, service, refurbishment and brokerage business activities. The company expects improved results for the second quarter of 2002.


PART  I.     FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  FROM  OPERATIONS

     Revenues from the sale of aircraft for the first quarter of 2002 totaled $1,378,250 compared to $2,134,212 for the comparable period of 2001. For the first quarter of 2002, four new and pre-owned aircraft were sold, compared with eight new and pre-owned aircraft sold in the same period for 2001. The revenues for the first quarter of 2002 continue to be affected by the events of 2001 that affected the aviation industry in general. As a result, the Company has continued to make appropriate adjustments in its cost and overhead structure. The Company believes business will begin to pick up as economic and stock market conditions stabilize, the Public's confidence in air safety returns and as the effect of lower interest rates, which significantly lowers aircraft purchase finance costs, continues. With deposits for 4 new aircraft that are expected to be delivered in the second quarter, the Company expects to return to profitability.

     Service revenues totaled $126,571 for the quarter ended March 31, 2002 compared to $505,548 for the comparable quarter in 2001. The decrease was due to decreased repair and refurbishment activity.

     Cost of aircraft sales for the three months ended March 31, 2002 decreased to $1,165,886 compared to $1,813,500 for the three months ended March 31, 2001. The decrease in cost was due to lower new and pre-owned aircraft sales during the period.

     Cost of sales for service and parts for the quarter ended March 31, 2002 decreased to $66,703 compared to $434,586 for the quarter ended March 31, 2001. The decrease was due to the decrease in service and repair activity.

     Aircraft sales margins were lower for the three months ended March 31, 2002 compared to the prior period due to the decrease in sales volume of new and pre-owned aircraft. Service margins were higher for the three months ended March 31, 2002 compared to the prior period because of price increases instituted, and sales of higher margin after-market parts.

     Product development and engineering costs decreased to $31,955 for the first quarter of 2002, from $95,307 for the comparable period in 2001 reflecting the Company's cost reduction efforts.

     Sales, general and administrative expense decreased for the three months ended March 31, 2002, to $461,328 from $818,359 for the comparable period ended March 31, 2001, as a result of reduced legal expenses and continuing efforts to reduce expenses.

     Interest expense decreased to $68,442 for the first quarter of 2002 from $120,644 for the comparable period in 2001 due to a reduction of bank lines of credit


LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash balances decreased to $5,719 at March 31, 2002 from $211,356 at December 31, 2001. Accounts receivable increased to $98,553 at March 31, 2002 due to sales activity.

     Notes receivable decreased to $59,921 at March 31, 2002 from $101,896 at December 31, 2001 due to regular quarterly payments from the debtor.

     The Company's investment in equity securities is classified as available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income or loss. Declines in the fair value of securities that are other than temporary would result in write-downs which would be included in earnings. This investment is in the common stock of a related party.

     Inventories increased slightly to $6,346,984 at March 31, 2002 from $6,139,232 at December 31, 2001. Raw materials and finished inventory decreased by $272,209 and work in process increased by $479,971 as the Company continues production of new aircraft.

     Accounts payable increased slightly to $2,506,409 at March 31, 2002 from $2,309,450 at December 31, 2001. Accrued expenses decreased to $418,505 at March 31, 2002 from $614,116 at December 31, 2001. The decrease in accrued expenses is attributable to reclassification of accrued payroll taxes to accounts payable and payment of accrued payrolls.

     Refundable deposits increased to $1,379,218 at March 31, 2002 from $745,549 at December 31, 2001 due to the deposits for new aircraft mentioned above. Short term notes payable decreased to $1,851,206 at March 31, 2002 from $2,160,079 at December 31, 2001 due to net activity which reduced the amount owed by $303,873.

     In 1999, the Company formed Strategic Jet Services, Inc. (SJS), a wholly owned subsidiary, to provide brokerage, sales, consulting and refurbishment work for jet aircraft.

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

     Aviation General Incorporated has two wholly owned subsidiaries, Commander Aircraft Company and Strategic Jet Services, Incorporated. Commander Aircraft Company manufactures, markets, and provides support services for its line of single engine, high performance Commander aircraft, and consulting, sales, brokerage, acquisition, and refurbishment services for all types of piston powered aircraft. Strategic Jet Services, Inc., provides consulting, sales, brokerage, acquisition, and refurbishment services for jet aircraft.

     The Company's business strategy is to capture a significant share of the existing domestic and international market for the single engine, high performance aircraft. Commander aircraft have an airframe design decades newer than the competition and are certified to more stringent standards. In addition, Commander aircraft have a significantly better safety record and higher resale value than all other aircraft in their class. The Company believes the domestic and international market for its aircraft includes individuals and corporations that will purchase the Company's aircraft for business and personal travel, and governments, commercial and military organizations that will use the aircraft for training and other purposes.

     The Company believes the market for its products will improve as a result of attrition of the existing fleet of aging single engine high performance aircraft, development of new international markets for general aviation aircraft, increased use of single engine aircraft as a corporate tool for small and medium-sized businesses, and demand for advanced single engine trainers. Recognizing that the size of the pre-owned aircraft market is significantly larger than the market for new aircraft sales, the Company has also established capabilities to provide consulting, sales, brokerage, acquisition and refurbishment services for pre-owned piston and jet aircraft.

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

The Company anticipates that its primary cash requirement will relate to working capital associated with ongoing operations and an increase in sales activity. The Company anticipates funding these requirements by cash generated from operations, borrowings under the Company's existing lines of credit and new funding sources.

CRITICAL  ACCOUNTING  POLICIES

Aircraft  Sale  and  Marketing
------------------------------

     The Company recognizes the sale of new aircraft when a purchase agreement is funded and title is transferred to the buyer, which occurs after the Company receives an airworthiness certificate from the Federal Aviation Administration. Sales of pre-owned aircraft are recognized upon execution and the funding of a purchase agreement. Service revenues are recognized when services are performed.


Inventories
-----------

     Our inventories, other than pre-owned aircraft, are stated at lower of cost or market, and cost is determined by the average-cost method. The inventory costs include all direct manufacturing costs and overhead. The inventories consist of parts for manufacturing and servicing of aircraft, parts for resale and work in process, as well as new and pre-owned aircraft. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price.

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

                                                         2002  Obligation
                                                         ----------------
                                           Total         Interest     Principal
                                           -----         --------     ---------
Revolving  credit  facilities            $1,775,969      $113,218      $233,620

Note payable to an individual, payable       75,237         2,547        75,237
  in monthly installments of $8,699,
 including  interest  at  8%

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

Forward  Looking  Statements
----------------------------

     This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-QSB that addresses activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future aircraft sales and services revenues, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

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



                          AVIATION GENERAL INCORPORATED
                          -----------------------------
                                  (Registrant)




                             By: /s/ Wirt D. Walker
                            -----------------------
                                 Wirt D. Walker
                       Chairman of the Board of Directors
                          (Chief Executive Officer and
                              Authorized Signatory)




Date:  May  15,  2002