Form 10-Q
period 2002-06-30
AVIATION GENERAL INC
filed 2002-08-14
CIK 1063703

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB
----
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

      Yes__X__                   No_____
           -

         There were 6,859,330 Shares of Common Stock Outstanding as of July 31, 2002

================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS


           AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                           --------------------      --------------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                         $132,773                  $211,356
    Accounts receivable                                                                174,744                         -
    Current portion of note receivable                                                  28,878                    36,673
    Inventories                                                                      5,704,733                 6,139,232
    Prepaid expenses and other assets                                                   71,078                    70,155
                                                                           --------------------      --------------------
       Total current assets                                                          6,112,206                 6,457,416
                                                                           --------------------      --------------------

Property and equipment
    Office equipment and furniture                                                     372,162                   372,162
    Vehicles and aircraft                                                               95,115                    95,115
    Manufacturing equipment                                                            385,179                   385,179
    Tooling                                                                            676,747                   676,747
    Leasehold improvements                                                             315,050                   315,050
                                                                           --------------------      --------------------
                                                                                     1,844,253                 1,844,253
    Less accumulated depreciation                                                   (1,272,018)               (1,205,135)
                                                                           --------------------      --------------------
                                                                                       572,235                   639,118
                                                                           --------------------      --------------------

Other assets
    Notes receivable, less current maturities                                           59,413                    65,223
    Available-for-sale equity securities - related party                                56,350                   142,100
                                                                           --------------------      --------------------
                                                                                       115,763                   207,323
                                                                           --------------------      --------------------

                                                                                    $6,800,204                $7,303,857
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.

                  AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                           --------------------      --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                               $2,444,892                 $2,309,450
    Accrued expenses                                                                  891,274                    614,116
    Refundable deposits                                                               437,843                    745,549
    Notes payable                                                                   1,677,457                  2,160,079
                                                                           --------------------      --------------------
       Total current liabilities                                                    5,451,466                  5,829,194
                                                                           --------------------      --------------------
                                                                                      150,000                    150,000
    REDEEMABLE COMMON STOCK - $.01 par value; Issued 150,000 shares in 2001;
    stated at redemption value
                                                                           --------------------      --------------------
                                                                           --------------------      --------------------




Stockholders' Equity
    Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                                            -                          -
    Common stock, $.50 par value, 20,000,000
        shares authorized; 7,631,519 shares issued
        At June 30, 2002 and December 31, 2001                                      3,815,759                  3,815,759
    Additional paid-in capital                                                     37,000,299                 37,000,299
    Less: Treasury stock at cost, 772,189 shares at
        June 30, 2002 and December 31, 2001                                        (1,294,193)                (1,294,193)
    Accumulated other comprehensive income (loss)                                    (339,623)                  (253,873)
    Accumulated deficit                                                           (37,983,504)               (37,943,329)
                                                                           --------------------      --------------------
                                                                           --------------------      --------------------
                                                                                    1,198,738                  1,324,663

    Total stockholders' equity
                                                                           --------------------      --------------------
                                                                           --------------------      --------------------
                                                                                   $6,800,204                 $7,303,857

                                                                           ====================      ====================
                                                                           ====================      ====================




The accompanying notes are an integral part of these financial statements.

               AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)


                                                                  Three Months Ended June 30,
                                                               2002                          2001
                                                      -----------------------       -----------------------
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $4,433,946                    $2,729,783
Net sales - service                                                 295,363                       489,225
                                                      -----------------------       -----------------------
   Total net sales                                                4,729,309                     3,219,008
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          3,776,757                     2,324,580
Cost of sales - service                                             181,600                       370,645
                                                      -----------------------       -----------------------
   Total cost of sales                                            3,958,357                     2,695,225
                                                      -----------------------       -----------------------

Gross margin                                                        770,952                       523,783
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         41,218                        86,870
   Selling, general and administrative expenses                     443,093                       817,161
                                                      -----------------------       -----------------------
     Total other operating expenses                                 484,311                       904,031
                                                      -----------------------       -----------------------

Operating income (loss)                                             286,641                      (380,248)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      16,314                        56,254
   Interest expense                                                 (55,332)                     (125,315)
   Other expense                                                      2,387                        (6,099)
                                                      -----------------------       -----------------------
   Total other income (expenses)                                    (36,631)                      (75,160)
                                                      -----------------------       -----------------------

Net income (loss)                                                  $250,010                     ($455,408)
                                                      =======================       =======================

Net Income per share

   Weighted average common shares
      Outstanding, basic                                           6,859,330                     6,279,330
                                                      -----------------------       -----------------------

   Net Income (loss) per share, basic                                  $0.04                       ($0.07)
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,859,330                     6,279,330
                                                      -----------------------       -----------------------

   Net Income (loss) per share, diluted                                $0.04                       ($0.07)
                                                      =======================       =======================


The accompanying notes are an integral part of these financial statements.

                   AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                                   Six Months Ended June 30,
                                                               2002                          2001
                                                      -----------------------       -----------------------
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $5,812,196                    $4,863,995
Net sales - service                                                 421,934                       994,773
                                                      -----------------------       -----------------------
   Total net sales                                                6,234,130                     5,858,768
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          4,942,642                     4,138,079
Cost of sales - service                                             248,305                       805,231
                                                      -----------------------       -----------------------
   Total cost of sales                                            5,190,947                     4,943,310
                                                      -----------------------       -----------------------

Gross margin                                                      1,043,183                       915,458
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         73,173                       182,177
   Selling, general and administrative expenses                     904,420                     1,635,520
                                                      -----------------------       -----------------------
     Total other operating expenses                                 977,593                     1,817,697
                                                      -----------------------       -----------------------

Operating income (loss)                                              65,590                      (902,239)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      18,011                       100,303
   Interest expense                                                (123,834)                     (245,960)
   Other expense                                                         59                        (6,099)
                                                      -----------------------       -----------------------
   Total other income (expenses)                                   (105,764)                     (151,756)
                                                      -----------------------       -----------------------

Net loss                                                           ($40,174)                  ($1,053,995)
                                                      =======================       =======================

Net Income (loss) per share

   Weighted average common shares
      Outstanding, basic                                           6,859,330                     6,279,330
                                                      -----------------------       -----------------------

   Net loss per share, basic                                         ($0.01)                       ($0.17)
                                                      =======================       =======================

   Weighted average common shares
      Outstanding, diluted                                         6,859,330                     6,279,330
                                                      -----------------------       -----------------------

   Net loss per share, diluted                                       ($0.01)                       ($0.17)
                                                      =======================       =======================



The accompanying notes are an integral part of these financial statements.

             AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                              Six Months Ended June 30,
                                                                            2002                     2001
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                  ($40,174)             ($1,053,995)
     Adjustments to reconcile net loss to
         net cash provided (used) by operating activities
         Depreciation and amortization                                           66,883                   51,108
         Non-cash interest earnings                                                   -                  (68,149)
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                         (174,744)                 504,714
                   Notes receivable                                              13,605                    6,259
                   Inventories                                                  434,499                 (713,809)
                   Prepaid expense and other assets                                (923)                 (56,959)
               Increase (decrease) in
                   Accounts payable                                             135,442                  463,699
                   Accrued expenses                                             328,154                  (44,673)
                   Refundable deposits                                         (307,706)                  17,059
                                                                     --------------------     --------------------
     Net cash provided (used) by operating activities                           455,036                 (894,746)
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                             -                  (37,244)
                                                                     --------------------     --------------------
     Net cash used by investing activities                                            -                  (37,244)
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 2,054,332                3,986,943
     Payments on borrowings                                                  (2,587,951)              (2,644,541)
                                                                     --------------------     --------------------
     Net cash provided (used) by financing activities                          (533,619)               1,342,402
                                                                     --------------------     --------------------

Net increase (decrease) in cash                                                 (78,583)                 410,412
Cash and cash equivalents at beginning of period                                211,356                  135,016
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                     $132,773                 $545,428
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
         Interest                                                              $123,596                 $256,001
         Income taxes                                                                 -                        -


The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the management, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of June 30, 2002, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income loss per share has been computed based on the assumption that all dilutive options are exercised.

                                                                     Six months ending
                                                          June 30, 2002               June 30, 2001
                                                          -------------               -------------
  Numerator
       Net loss                                                ($40,174)               ($1,053,995)

  Denominator
       Weighted average shares outstanding,
         basic                                                6,859,330                  6,279,330

       Effect of dilutive securities
         Stock options                                                0                          0
                                                                  -----                     ------

  Denominator for loss per share
    assuming dilution                                         6,859,330                  6,279,330
                                                             ==========                 ==========

  Loss per share, basic                                        ($ 0.01)                   ($ 0.17)
                                                        ===============             ==============

  Loss per share, assuming dilution                            ($ 0.01)                   ($ 0.17)
                                                        ===============             ==============


                                                                    Three months ending
                                                          June 30, 2002               June 30, 2001
                                                          -------------               -------------
  Numerator
       Net income (loss)                                       $250,010                  ($455,408)

  Denominator
       Weighted average shares outstanding,
         basic                                                6,859,330                  6,279,330

       Effect of dilutive securities
         Stock options                                                0                          0
                                                                  -----                      -----

  Denominator for income (loss) per share,
    assuming dilution                                         6,859,330                  6,279,330
                                                             ==========                 ==========

  Income (loss) per share, basic                                 $ 0.04                   ($ 0.07)
                                                          =============             ==============

  Income (loss) per share, assuming dilution                     $ 0.04                   ($ 0.07)
                                                          =============             ==============


Outstanding options of 2,695,750 and 2,775,050 for the periods ended June 30, 2002 and 2001 have been excluded from the calculations above as they would be antidilutive.

3.       Total comprehensive loss for the periods presented is as follows:

                                   For the six months ending June 30
                                      2002                       2001
                                      ----                       ----

  Net loss                           ($40,174)               ($1,053,995)
  Other comprehensive loss            (85,750)               (135,941)
                                   -----------           ---------------

  Comprehensive loss                ($125,924)               ($1,189,936)
                                   ===========              ==============

                                   For the three months ending June 30
                                      2002                       2001
                                      ----                       ----

  Net income (loss)                  $250,010                 ($455,408)
  Other comprehensive loss            (53,900)                 (107,200)
                                   -----------               -----------

  Comprehensive income (loss)        $196,110                  ($562,608)
                                    =========                 ===========


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

                                    June 30, 2002             December 31, 2001

  Raw materials                           $1,709,431                 $1,983,979
  Work in process                          2,033,212                  1,402,252
  New and pre-owned aircraft               1,942,840                  2,733,751
  Other                                       19,250                     19,250
                                              ------                     ------

  Total inventories                       $5,704,733                 $6,139,232
                                          ----------                 ----------



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

7. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the Company sustained substantial losses from operations in 2001. While losses have continued for the unaudited period ended June 30, 2002, the second quarter was profitable.

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

         So far in the year 2002, the Company has experienced a significant increase in its business. Through June of this year, the company has recorded sales of 6 new aircraft (versus a total of 8 for all of 2001) and 11 pre-owned aircraft (versus a total of 22 for all of 2001). The company is currently structured to achieve break-even financial results at between 10 to 15 new aircraft deliveries annually, with the precise number dependent upon the contribution from the Company's parts, service, refurbishment and brokerage business activities.

8. On July 22, 2002, the Company issued a $1million six percent secured convertible note due December 31, 2004 in a private placement. The note is collateralized by the assets of the Company and is convertible into common stock at $.85 a share at any time during the term of the note. Interest on the note is payable semi-annually at the end of June and December until maturity.

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

         Revenues from the sale of aircraft for the second quarter of 2002 totaled $4,433,946 compared to $2,729,783 for the comparable period of 2001. For the second quarter of 2002, twelve new and pre-owned aircraft were sold compared with eight new and pre-owned aircraft sold and one jet aircraft brokered in the same period for 2001.

         For the six month period ended June 30, 2002, aircraft revenues were $5,812,196 compared to $4,863,995 for the six month period ending June 30, 2001. The increase was due to an increase in the number of new aircraft sold during the first six months of 2002.

         Service revenues totaled $295,363 for the quarter ended June 30, 2002 compared to $489,225 for the comparable quarter in 2001. The decrease was due to a decrease in parts shipments and aircraft repair and refurbishment activity. Service revenues were $421,934 for the six month period ending June 30, 2002 compared to $994,773 for the six month period ending June 30, 2001. The decrease was due to a decrease in parts shipments and aircraft repair and refurbishment activity.

         Cost of aircraft sales for the three month period ended June 30, 2002 increased to $3,776,757 compared to $2,324,580 for the three month period ended June 30, 2001. The increase in cost was due to the increase in the number of aircraft sold. Cost of aircraft sales for the six month period ended June 30, 2002 increased to $4,942,642 compared to $4,138,079 for the six month period ended June 30, 2001. The increase in cost was due to the increase in the number of new aircraft sold during the first six months of 2002.

         Cost of sales for service and parts for the quarter ended June 30, 2002 decreased to $181,600 compared to $370,645 for the quarter ended June 30, 2001. The decrease was due primarily to the decrease in part sales and repair and refurbishment activity. Cost of sales for service and parts for the six month period ended June 30, 2002 were $248,305 compared to $805,231 for the six month period ended June 30, 2001. The decrease was due to the decrease in part sales and repair and refurbishment activity.

         Product development and engineering costs decreased to $41,218 for the second quarter of 2002, from $86,870 for the comparable period in 2001 due to the reduction in support staff and employee benefits. For the six month period ended June 30, 2002 product development and engineering costs were $73,173 compared to $182,177 for the six month period ended June 30, 2001 due to a reduction in support staff and employee benefits.

         Sales, general and administrative expense decreased for the three-month period ended June 30, 2002, to $443,093 from $817,161 for the comparable period ended June 30, 2001 due to the reduction in staff and employee benefits. Sales, general and administrative expense for the six-month period ended June 30, 2002 were $904,420 compared to $1,635,520 for the six month period ended June 30, 2001 due to reduction in staff and employee benefits.

         Interest expense decreased to $55,332 for the second quarter of 2002 from $125,315 for the comparable period in 2001 due to a reduction of bank lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances decreased to $132,773 at June 30, 2002 from $211,356 at December 31, 2001. Accounts receivable increased by $174,744 at June 30, 2002 due to the increase in aircraft sales.

         Notes receivable decreased to $88,291 at June 30, 2002 from $101,896 at December 31, 2001 due to regular quarterly payments from the debtor.

         The Company's investment in equity securities is classified as available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs are included in earnings. This investment is in the common stock of a related party.

         Inventories decreased to $5,704,733 at June 30, 2002 from $6,139,232 at December 31, 2001. Raw materials, parts and work in process increased approximately $356,000, as the company continues production of new aircraft. New and pre-owned aircraft inventory decreased by $791,000 due to sales of aircraft.

         Accounts payable increased to $2,444,892 at June 30, 2002 from $2,309,450 at December 31, 2002 . Accrued expenses increased to $942,270 at June 30, 2002 from $614,116 at December 31, 2002. The increase reflects the acquisition of a pre-owned aircraft paid for in the first week of July.

         Refundable deposits decreased to $437,843 at June 30, 2002 from $745,549 at December 31, 2001. Short term notes payable decreased to $1,677,457 at June 30, 2002 from $2,160,079 at December 31, 2001.

         The Company anticipates that its primary cash requirement will relate to working capital associated with ongoing operations and an increase in sales activity. The Company anticipates funding these requirements by cash generated from operations, borrowings under the Company's existing lines of credit and new funding sources. In July 2002 the Company obtained $1million of Financing through the issuance of a convertible note, which is described below under "Contractual Obligations."

CRITICAL ACCOUNTING POLICIES

Aircraft Sale and Marketing

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


CONTRACTUAL OBLIGATIONS

         We finance our inventory of new and pre-owned aircraft to provide working capital for the Company. These loans require monthly interest payments during the term of the loan and partial principal repayments or renewal fees if the notes are renewed. The table below summarizes the Company's obligations at June 30,2002.

                                                                2002 Obligation
                                          Total Interest

Revolving credit facilities                 $1,626,461               $68,706

Note payable to an individual, payable          50,996                 1,590
 in monthly installments of $8,699,
 including interest at 8%

         On July 22, 2002, the Company issued a $1million six percent secured convertible note due December 31, 2004 in a private placement. The note is collateralized by the assets of the Company and is convertible into common stock at $.85 a share at any time during the term of the note. Interest on the note is payable semi-annually at the end of June and December until maturity.

         The Company leases its facilities with a revocable permit to lease obtained on December 17, 2001. The permit requires a monthly lease payment in the same amount as the original five year lease scheduled to expire in October, 2003 and was terminated December 16, 2001. The permit requires payment of any delinquent and outstanding amounts owed by December 31, 2002. The following table presents future annual minimum lease payments assuming the Company fulfills its obligations under the original lease agreement and the revocable permit.

The future minimum lease payments under these leases at June 30, 2002 are as follows:

2002     216,699
2003     250,536
2004      21,504

         On October 3, 2001, the Company, pursuant to an agreement, issued 150,000 shares of common stock. Under the agreement, the Company will be obligated for the difference between the net proceeds to the holder and $150,000 should the holder elect to sell the shares within 12 months of such shares becoming fully tradable or if such shares cannot be sold or are not fully tradable within 13 months of issuance the Company is obligated to buy back the shares for $150,000.

         The Company plans to seek additional capital through additional private placements of an ownership interest and/or mergers with a strategic partner, as well as explore merger and acquisition opportunities that could broaden the Company's business base and create synergies. During 2001 the Company made significant reductions in its cost and overhead structure, and will continue to evaluate such changes if and when they are needed.


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

PART I.    FINANCIAL INFORMATION
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2002, the Company issued a $1 million secured convertible note to a private investor, the proceeds of which are being used for working capital purposes. The transaction was exempt from registration under the Securities Act of 1933 under section 4(2) of the Act because it did not involve a public offering.


ITEM 5. OTHER

         On July 22,2002 the Company appealed a determination by the Nasdaq Staff that the Company was not in compliance with Rule 4310(c)(2) regarding minimum asset and equity requirements and Rule 4310(c)(4) regarding minimum bid price requirements for continued listing on the Nasdaq SmallCap Market. The Company's common stock will continue to trade on the Nasdaq Stock Market pending the outcome of the appeal.

         The Company believes it is eligible to trade on the BBX, OTC Bulletin Board (OTCBB). The company believes that the exchange on which the Company's shares are traded does not affect the market value or intrinsic value of the Company's business nor the trading liquidity of its shares.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Securities Purchase Agreement
10.2     Secured Convertible Note
10.3     Investor Rights Agreement
10.4     Security Agreement
10.5     Guarantee
99       Certification of Officers


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



                          AVIATION GENERAL INCORPORATED
                                  (Registrant)




                             By: /s/ Wirt D. Walker
                                 Wirt D. Walker
                                    Chairman of the Board of Directors
                                     (Chief Executive Officer and
                                        Authorized Signatory)





                             By:  /s/ JEFFREY HENDERSON
                                 Jeffrey Henderson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

Date:  August 14, 2002