Form 10-Q
period 2002-09-30
AVIATION GENERAL INC
filed 2002-11-25
CIK 1063703

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB


------
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

      Yes__X__                   No_____
           -

         There were 6,859,330 Shares of Common Stock Outstanding as of September 30, 2002

================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                 AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,             December 31,
                                                                                  2002                      2001
                                                                           --------------------      --------------------
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                         $258,489                  $211,356
    Accounts
    receivable                                                                               -                         -
    Current portion of note receivable                                                       -                    36,673
    Inventories                                                                      4,977,939                 6,139,232
    Prepaid expenses and other assets                                                   64,334                    70,155
                                                                           --------------------      --------------------
       Total current assets                                                          5,300,762                 6,457,416
                                                                           --------------------      --------------------

Property and equipment
    Office equipment and furniture                                                     372,162                   372,162
    Vehicles and aircraft                                                               95,115                    95,115
    Manufacturing equipment                                                            385,179                   385,179
    Tooling                                                                            676,747                   676,747
    Leasehold improvements                                                             315,050                   315,050
                                                                           --------------------      --------------------
                                                                                     1,844,253                 1,844,253
    Less accumulated depreciation                                                   (1,305,459)               (1,205,135)
                                                                           --------------------      --------------------
                                                                                       538,794                   639,118
                                                                           --------------------      --------------------

Other assets
    Notes receivable, less current maturities                                                -                    65,223
    Available-for-sale equity securities - related party                                     -                   142,100
                                                                           --------------------      --------------------
                                                                                             -                   207,323
                                                                           --------------------      --------------------

                                                                                    $5,839,556                $7,303,857
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.

               AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,             December 31,
                                                                                  2002                      2001
                                                                           --------------------      --------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                               $2,714,372                $2,309,450
   Accrued expenses                                                                  450,093                   614,116
   Refundable deposits                                                               205,000                   745,549
   Notes payable                                                                   1,732,499                 2,160,079
                                                                          --------------------     --------------------
      Total current liabilities                                                    5,101,964                 5,829,194
                                                                          --------------------     --------------------
   Long term liabilities                                                           1,000,000                         -
     Note payable, convertible to common stock
                                                                          --------------------     --------------------
                                                                                     150,000                   150,000


   REDEEMABLE COMMON STOCK - $.01 par value; Issued 150,000 shares in 2001;
   stated at redemption value
                                                                          --------------------     --------------------


Stockholders' Equity (Deficit)
   Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding                                            -                         -
   Common stock, $.50 par value, 20,000,000
       shares authorized; 7,631,519 shares issued
       at September 30, 2002 and December 31, 2001                                 3,815,759                 3,815,759
   Additional paid-in capital                                                     37,000,299                37,000,299
   Less: Treasury stock at cost, 772,189 shares at
       September 30, 2002 and December 31, 2001                                   (1,294,193)               (1,294,193)
   Accumulated other comprehensive income (loss)                                           -                  (253,873)
   Accumulated deficit                                                           (39,934,273)              (37,943,329)
                                                                          --------------------     --------------------
                                                                                                             1,324,663

   Total stockholders' equity (deficit)                                             (412,408)
                                                                          --------------------     --------------------
                                                                                  $5,839,556                $7,303,857
                                                                          ====================     ====================




The accompanying notes are an integral part of these financial statements.

              AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                                Three Months Ended September 30,
                                                               2002                          2001
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $1,377,523                    $1,277,118
Net sales - service                                                 296,815                       275,278
                                                      -----------------------       -----------------------
   Total net sales                                                1,674,338                     1,552,396
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          1,352,609                     1,024,284
Cost of sales - service                                             274,509                       237,559
                                                      -----------------------       -----------------------
   Total cost of sales                                            1,627,118                     1,261,843
                                                      -----------------------       -----------------------

Gross margin                                                         47,220                       290,553
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         45,193                        61,995
   Selling, general and administrative expenses                     853,246                       690,641
                                                      -----------------------       -----------------------
     Total other operating expenses                                 898,439                       752,636
                                                      -----------------------       -----------------------

Operating loss                                                     (851,219)                     (492,083)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                          24                        36,056
   Interest expense                                                 (39,986)                     (124,900)
   Other expense                                                     (1,650)                       (8,837)
   Realized loss on available for sale equity
   securities                                                      (395,973)                            -
                                                      -----------------------       -----------------------
    Total other expenses                                           (437,585)                      (75,160)
                                                      -----------------------       -----------------------

Net loss                                                        ($1,288,804)                    ($559,764)
                                                      =======================       =======================

Net loss per share

   Weighted average common shares
      outstanding, basic and diluted                               7,009,330                     6,730,091
                                                      -----------------------       -----------------------

   Net loss per share, basic and diluted                             ($0.18)                       ($0.08)
                                                      =======================       =======================



The accompanying notes are an integral part of these financial statements.

                 AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                Nine Months Ended September 30,
                                                               2002                          2001
                                                      -----------------------       -----------------------
Net sales - aircraft                                             $7,189,719                    $6,141,113
Net sales - service                                                 718,749                     1,270,051
                                                      -----------------------       -----------------------
   Total net sales                                                7,908,468                     7,411,164
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          6,957,217                     5,162,363
Cost of sales - service                                             522,814                     1,042,790
                                                      -----------------------       -----------------------
   Total cost of sales                                            7,480,031                     6,205,153
                                                      -----------------------       -----------------------

Gross margin                                                        428,437                     1,206,011
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                        118,366                       244,172
   Selling, general and administrative expenses                   1,757,664                     2,326,161
                                                      -----------------------       -----------------------
     Total other operating expenses                               1,876,030                     2,570,333
                                                      -----------------------       -----------------------

Operating loss                                                   (1,447,593)                   (1,364,322)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      16,724                       136,359
   Interest expense                                                (163,820)                     (370,860)
   Other expense                                                       (282)                      (14,936)
   Realized loss on available for sale equity
securities                                                         (395,973)
                                                      -----------------------       -----------------------
   Total other expenses                                            (543,351)                     (249,437)
                                                      -----------------------       -----------------------

Net loss                                                        ($1,990,944)                  ($1,613,759)
                                                      =======================       =======================

Net loss per share

   Weighted average common shares
      outstanding, basic and diluted                               7,009,330                     6,431,235
                                                      -----------------------       -----------------------

   Net loss per share, basic and diluted                             ($0.28)                       ($0.25)
                                                      =======================       =======================



The accompanying notes are an integral part of these financial statements.

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                            2002                     2001
                                                                     --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                               ($1,990,944)             ($1,613,759)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation and amortization                                          100,324                   85,927
         Realized loss on available for sale equity
          securities                                                            395,973                        -
         Non-cash interest earnings                                                   -                  (92,230)
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                                -                  529,640
                   Notes receivable                                             101,896                   19,653
                   Inventories                                                1,161,293                 (280,513)
                   Prepaid expense and other assets                               5,821                  (65,476)
               Increase (decrease) in
                   Accounts payable                                             404,922                  645,957
                   Accrued expenses                                            (164,023)                (256,293)
                   Refundable deposits                                         (540,549)                  26,059
                                                                     --------------------     --------------------
     Net cash used in operating activities                                     (525,287)              (1,001,035)
                                                                     --------------------     --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                             -                  (37,244)
                                                                     --------------------     --------------------
     Net cash used by investing activities                                            -                  (37,244)
                                                                     --------------------     --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 5,053,483                4,116,943
     Payments on borrowings                                                  (4,481,063)              (3,202,085)
                                                                     --------------------     --------------------
     Net cash provided by financing activities                                  572,420                  914,858
                                                                     --------------------     --------------------

Net increase in cash                                                             47,133                  123,421
Cash and cash equivalents at beginning of period                                211,356                  135,016
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                     $258,489                  $11,595
                                                                     ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
      Cash paid during the period for:
         Interest                                                              $163,820                 $347,486


The accompanying notes are an integral part of these financial statements.

                         AVIATION GENERAL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary to present fairly the financial position of Aviation General, Incorporated as of September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

2. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share has been computed based on the assumption that all dilutive potential common shares are outstanding during the period.


                                                                     Nine months ending
                                                       September 30, 2002          September 30, 2001
                                                       ------------------          ------------------
  Numerator
       Net loss                                             ($1,990,944)               ($1,613,759)
         Interest reduction on assumed note
         conversion                                                   0                          0
                                                           ------------              ---------------
         Numerator for loss per share
          assuming dilution                                 ($1,990,944)                 ($1,613,759)
                                                            ============                 ============
  Denominator
       Weighted average shares outstanding,
         basic                                                7,009,330                  6,431,235

       Effect of dilutive securities
         Stock options                                                0                          0
          Redeemable common stock                                     0                          0
         Note conversion                                              0                          0
                                                           ------------                  ---------

  Denominator for loss per share
    assuming dilution                                         7,009,330                  6,431,235
                                                             ==========                 ==========

  Loss per share, basic                                        ($ 0.28)                   ($ 0.25)
                                                        ===============             ==============

  Loss per share, assuming dilution                            ($ 0.28)                   ($ 0.25)
                                                        ===============             ==============


                                                                    Three months ending
                                                       September 30, 2002          September 30, 2001
                                                       ------------------          ------------------
  Numerator
       Net loss                                             ($1,288,804)                 ($559,764)
       Interest reduction on assumed note
       conversion                                                     0                          0
                                                           ------------                 ----------
       Numerator for loss per share
        assuming dilution                                   ($1,288,804)                 ($559,764)
                                                           ============                 ==========


  Denominator
       Weighted average shares outstanding,
         basic                                                7,009,330                  6,730,091

       Effect of dilutive securities
         Stock options                                                0                          0
          Redeemable common stock                                     0                          0
         Note conversion                                              0                          0
                                                           ------------                  ---------

  Denominator for loss per share,
    assuming dilution                                         7,009,330                  6,730,091
                                                             ==========                 ==========

  Loss per share, basic                                          ($0.18)                   ($ 0.08)
                                                           ==============           ==============

  Loss per share, assuming dilution                             ($0.18)                   ($ 0.08)
                                                         ==============             ==============

Incremental shares relating to outstanding options, convertible debt, and redeemable common stock for the periods ended September 30, 2002 and 2001 have been excluded from the calculations above as they would be antidilutive.

3. The Company has an investment consisting of 245,000 shares of Stratesec Inc. common stock which has historically been classified as an available-for-sale security and reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

However, during the third quarter of 2002, certain information has come to the Company's attention concerning the ability of Stratesec's stock to recover its fair value. Among these are deteriorating financial condition, the lack of development of merger or acquisition opportunities and notification from the American Stock Exchange on July 18, 2002 that Stratesec does not meet minimum equity requirements and is subject to being de-listed. Based on the above facts and in consultation with the appropriate authoritative literature, management believes that an impairment loss of approximately $396,000 has occurred and has been recorded in the third quarter of 2002 as a charge to earnings.

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


                                       September 30, 2002     December 31, 2001

  Raw materials                            $1,842,548              $1,983,979
  Work in process                           1,045,653               1,402,252
  New and pre-owned aircraft                2,070,488               2,733,751
  Other                                        19,250                  19,250
                                               ------                  ------

  Total inventories                        $4,977,939              $6,139,232
                                           ----------              ----------

         During the preparation of the third quarter 2002 financial statements, management identified certain excess capacity costs of approximately $662,000 which were capitalized as work in process inventories as of June 30, 2002. Management believes these costs were incurred primarily as a result of the reduced manufacturing environment and should have been expensed during the second quarter of 2002. The effect of this adjustment was as follows:


                                                              3 months ended            6 months ended
                                                               June 30, 2002             June 30, 2002
                                                               -------------             -------------
Net Income (Loss), as previously reported                     $250,010                  ($40,174)

Effective restatement                                         (661,966)                 (661,966)
                                                              ---------                 ---------

Net loss, as restated                                        ($411,956)                ($702,140)
                                                              ==========                ==========


Net income (loss) per share, basic and diluted,
as previously reported                                           $0.04                    ($0.01)

Effect of restatement                                           ($0.10)                   ($0.10)
                                                              -------                   -------

Net loss per share, basic and diluted,
as restated                                                     ($0.06)                   ($0.11)
                                                              =======                   =======


5. On July 22, 2002, the Company issued a $1million six percent secured convertible note due December 31, 2004 in a private placement. The note is collateralized by the assets of the Company and is convertible into common stock at $.85 a share at any time during the term of the note. Interest on the note is payable semi-annually at the end of June and December until maturity.

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

8. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the Company sustained substantial losses from operations in 2001, and such losses have continued through the current year.

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


BUSINESS OVERVIEW

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

         The Company markets its aircraft through a factory direct sales and marketing organization comprised of regional sales personnel who are managed and supported from the Company's headquarters in Oklahoma. The marketing organization is augmented by a worldwide network of Commander Authorized Service Centers (ASCs). The Company's marketing program utilizes a highly focused domestic and international advertising and public relations program that includes product advertising in leading business and aviation publications, ongoing direct mail programs to owners and pilots, and internet marketing communications. However, due to the current economic conditions, expenditures for these activities have been reduced substantially.

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

RESULTS FROM OPERATIONS

         Revenues from the sale of aircraft for the third quarter of 2002 totaled $1,377,523 compared to $1,277,118 for the comparable period of 2001. In the third quarter of 2002, one new and two pre-owned aircraft were sold compared with two new and one pre-owned aircraft sold and two aircraft brokered in the same period for 2001.

         For the nine-month period ended September 30, 2002, aircraft revenues were $7,189,719 compared to $6,141,113 for the nine-month period ending September 30, 2001. This increase is due in part to equipment, accessories and price increases for the planes sold during the first nine months of 2002 compared to 2001.

         Service revenues totaled $296,815 for the quarter ended September 30, 2002 compared to $275,278 for the comparable quarter in 2001. This increase is due to an increase in aircraft repair and refurbishment activity. Service revenues were $718,749 for the nine-month period ending September 30, 2002 compared to $1,270,051 for the nine month period ending September 30, 2001. The decrease was due to a decrease in parts shipments and aircraft repair and refurbishment activity.

  Cost of aircraft sales for the three month period ended September 30, 2002 increased to $1,352,609 compared to $1,024,284 for the three month period ended September 30, 2001. The increase in cost is due in part to increases the company has experienced in component costs. Cost of aircraft sales for the nine month period ended September 30, 2002 increased to $6,957,217 compared to $5,162,363 for the nine month period ended September 30, 2001. The increase in cost was due to the increase in component costs of new aircraft sold as well as excess capacity costs of approximately $682,000 that were incurred during the first nine months of 2002.

         During the preparation of the third quarter 2002 financial statements, management identified certain excess capacity costs of approximately $662,000 which were capitalized as work in process inventories as of June 30, 2002. Management believes these costs were incurred primarily as a result of the reduced manufacturing environment and should have been expensed during the second quarter of 2002. Management is currently amending the Form 10-QSB for the periods ended June 30, 2002 to properly reflect the effect of this adjustment as a charge to earnings in the second quarter of 2002.

         Cost of sales for service and parts for the quarter ended September 30, 2002 increased to $274,509 compared to $237,559 for the quarter ended September 30, 2001. The increase was due primarily to the increase in part sales and repair and refurbishment activity and price increases. Cost of sales for service and parts for the nine month period ended September 30, 2002 were $522,814 compared to $1,042,790 for the nine month period ended September 30, 2001. The decrease was due to the decrease in part sales and repair and refurbishment activity.

         Product development and engineering costs decreased to $45,193 for the third quarter of 2002, from $61,995 for the comparable period in 2001 due to the reduction in support staff and employee benefits. For the nine month period ended September 30, 2002 product development and engineering costs were $118,366 compared to $244,172 for the nine month period ended September 30, 2001 due to a reduction in support staff and employee benefits.

         Sales, general and administrative expense increased for the three-month period ended September 30, 2002, to $853,246 from $690,641 for the comparable period ended September 30, 2001 due to legal expenses incurred during the period. Sales, general and administrative expense for the nine-month period ended September 30, 2002 were $1,876,030 compared to $2,326,161 for the nine-month period ended September 30, 2001 due to reduction in staff and employee benefits.

         Interest expense decreased to $39,986 for the third quarter of 2002 from $124,900 for the comparable period in 2001 due to a reduction of bank lines of credit and lower daily average debt during the period and is partially offset by the issuance of convertible debt.


LIQUIDITY AND CAPITAL RESOURCES

         Cash balances increased to $258,489 at September 30, 2002 from $211,356 at December 31, 2001.

         A note receivable held by the Company for an aircraft sold to a customer was paid in the third quarter of 2002.

         The Company's investment in equity securities is classified as available for sale with unrealized gains or losses excluded from income and reported as other comprehensive income. Declines in the fair value of securities that are other than temporary result in write-downs that are included in earnings. During the third quarter of 2002, this investment in the common stock of a related party was determined to be other than temporarily impaired, resulting in a charge to the period's operations of $395,973.

         Inventories decreased to $4,977,939 at September 30, 2002 from $6,139,232 at December 31, 2001. Raw materials, parts and work in process decreased $498,030 as the company has recognized excess capacity charges during 2002 of approximately $682,000. New and pre-owned aircraft inventory decreased by $663,263 due to sales of aircraft and reduction of inventory.

         Accounts payable increased to $2,714,372 at September 30, 2002 from $2,309,450 at December 31, 2002 . Accrued expenses decreased to $450,093 at September 30, 2002 from $614,116 at December 31, 2001. This is due to the receipt of related invoices which are now in accounts payable.

         Refundable deposits decreased to $205,000 at September 30, 2002 from $745,549 at December 31, 2001. Short term notes payable decreased to $1,732,499 at September 30, 2002 from $2,160,079 at December 31, 2001.

         The Company anticipates that its primary cash requirement will relate to working capital associated with ongoing operations and an increase in sales activity. The Company anticipates funding these requirements by cash generated from operations, borrowings under the Company's existing lines of credit and new funding sources. In July 2002 the Company obtained $1 million of financing through the issuance of a convertible note, which is described below under "Contractual Obligations."

         After seeming to rebound in the first half of 2002, orders for new and pre-owned aircraft softened significantly, management believes, as a result of the continued weakness in the economy, renewed anxiety over possible terrorists activities and an impending war with Iraq. The Company plans to limit production activities through the holidays until year end and further reduce its operating costs while continuing revenue-generating activities in aircraft maintenance and service, refurbishing services, parts sales and brokerage services.

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

CONTRACTUAL OBLIGATIONS

         Inventory of new and pre-owned aircraft is financed to provide working capital for the Company. These loans require monthly interest payments during the term of the loan and partial principal repayments or renewal fees if the notes are renewed. The table below summarizes the Company's obligations at September 30, 2002.

                                                   2002 Obligation
                                               Total               Interest

Revolving credit facilities                 $1,707,153             $33,360

Note payable to an individual, payable          25,346               2,027
 in monthly installments of $8,699,
 including interest at 8%

Note payable to an individual, payable      $1,000,000             $20,000
 December 31, 2004. Convertible to
 common stock at $.85 a share. Interest due semi annually at the end of June and December until maturity.


         The Company leases its facilities with a revocable permit to lease obtained on December 17, 2001. The permit requires a monthly lease payment in the same amount as the original five-year lease scheduled to expire in October 2003 and was terminated December 16, 2001. The permit requires payment of any delinquent and outstanding amounts owed by December 31, 2002. The following table presents future annual minimum lease payments assuming the Company fulfills its obligations under the original lease agreement and the revocable permit.

The future minimum lease payments under these leases at September 30, 2002 are as follows:

2002     159,318
2003     250,536
2004      21,504

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

         The Company plans to seek capital through additional private placements of an ownership interest and/or mergers with a strategic partner, as well as explore merger and acquisition opportunities that could broaden the Company's business base and create synergies. During 2001 and 2002 the Company made significant reductions in its cost and overhead structure, and will continue to evaluate such changes if and when they are needed. However, the Company does not currently have sufficient resources to continue operations for the next 12 months without additional capital.


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

PART I.    FINANCIAL INFORMATION
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's market risk is impacted by changes in interest rates and certain equity security prices. All transactions with international customers are made in U.S. dollars, thereby minimizing the risk associated with foreign currency exchange rates. The Company's investment in equity securities is classified as available-for-sale with unrealized gains or losses excluded from income and reported as other comprehensive income. However, during the third quarter of 2002 certain reductions in the fair value of available for sale equity securities were determined to be other than temporary resulting in a charge to earnings. The Company has no significant risk associated with commodity prices.


PART I.    FINANCIAL INFORMATION
ITEM 4.    CONTROLS AND PROCEDURES

           The Company's Chief Executive Officer acting also in capacity as principal financial officer, evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. As previously discussed, during the preparation of the third quarter 2002 financial statements, management identified certain excess capacity costs which were capitalized as work in process inventory as of June 30, 2002; however, such costs should have been expensed. This internal evaluation of the current processes has included the potential issues with regard to identifying excess capacity costs and excluding such costs from work in process inventory. As a result of this evaluation, management has implemented additional controls to provide reasonable assurance that excess capacity costs are expensed and not capitalized as work in process inventory. Aside from this, management concluded that the Company's disclosure controls and procedures were effective. Except for the aforementioned, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to their evaluation.


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


ITEM 5. OTHER

         On September 24, 2002 the Company's common stock was delisted from theNasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement

         The Company believes that the exchange on which the Company's shares are traded does not affect the market value or intrinsic value of the Company's business nor the trading liquidity of its shares.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Securities Purchase Agreement
10.2     Secured Convertible Note
10.3     Investor Rights Agreement
10.4     Security Agreement
10.5     Guarantee*
99.1     Certification

*Incorporated by reference to the registrant's report on Form 10-QSB for the period ended June 30, 2002

(b)      Reports on Form 8-K - None.


The following exhibits are filed as a part of this quarterly report on form
10-QSB


99.1 Certification of Filing by Officers Pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002









                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AVIATION GENERAL INCORPORATED
                                  (Registrant)




                             By: /s/ Wirt D. Walker
                                 Wirt D. Walker
                         Chairman of the Board of Directors
            (Certifying on behalf of Registrant and in capacity as Principal
                     Executive Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Wirt D. Walker, III certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aviation General, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 25, 2002


                             /s/ WIRT D. WALKER III
                               Wirt D. Walker III
                             Chief Executive Officer
                       Chairman of the Board of Directors
          (certifying in capacity as Principal Executive Officer
                           and Principal Financial Officer)