Form 10-Q/A
period 2002-06-30
AVIATION GENERAL INC
filed 2003-01-10
CIK 1063703

================================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM
                            10-QSB/A


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

PART I. FINANCIAL INFORMATION

During the preparation of the third quarter 2002 financial statements, management identified certain excess capacity costs of approximately $662,000 which were capitalized as work in process inventories as of June 30, 2002. Management believes these costs were incurred primarily as a result of the reduced manufacturing environment and should have been expensed during the second quarter of 2002. The acompanying financial statements and management's discussion and anaysis of results of operations and financial condition have been revised to include these changes.

ITEM  I. FINANCIAL STATEMENTS

            AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                           --------------------      --------------------
                                    ASSETS                                       (Revised)
Current Assets
    Cash and cash equivalents                                                         $132,773                  $211,356
    Accounts receivable                                                                174,744                         -
    Current portion of note receivable                                                  28,878                    36,673
    Inventories                                                                      5,042,767                 6,139,232
    Prepaid expenses and other assets                                                   71,078                    70,155
                                                                           --------------------      --------------------
       Total current assets                                                          5,450,240                 6,457,416
                                                                           --------------------      --------------------

Property and equipment
    Office equipment and furniture                                                     372,162                   372,162
    Vehicles and aircraft                                                               95,115                    95,115
    Manufacturing equipment                                                            385,179                   385,179
    Tooling                                                                            676,747                   676,747
    Leasehold improvements                                                             315,050                   315,050
                                                                           --------------------      --------------------
                                                                                     1,844,253                 1,844,253
    Less accumulated depreciation                                                   (1,272,018)               (1,205,135)
                                                                           --------------------      --------------------
                                                                                       572,235                   639,118
                                                                           --------------------      --------------------

Other assets
    Notes receivable, less current maturities                                           59,413                    65,223
    Available-for-sale equity securities - related party                                56,350                   142,100
    Note receivable from related party                                                       -                         -
                                                                           --------------------      --------------------
                                                                                       115,763                   207,323
                                                                           --------------------      --------------------
                                                                                    $6,138,238                $7,303,857
                                                                           ====================      ====================



The accompanying notes are an integral part of these financial statements.


                   AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                           --------------------      --------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                       (Revised)
Current liabilities
    Accounts payable                                                               $2,444,892                 $2,309,450
    Accrued expenses                                                                  891,274                    614,116
    Refundable deposits                                                               437,843                    745,549
    Notes payable                                                                   1,677,457                  2,160,079
                                                                           --------------------      --------------------
       Total current liabilities                                                    5,451,466                  5,829,194
                                                                           --------------------      --------------------
    REDEEMABLE COMMON STOCK - $.01 par value; Issued
    150,000 shares in 2001;
    stated at redemption value                                                         150,000                    150,000
                                                                           --------------------      --------------------

Stockholders' Equity
    Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                                            -                          -
    Common stock, $.50 par value, 20,000,000
        shares authorized; 7,631,519 shares issued
        At June 30, 2002 and December 31, 2001                                      3,815,759                  3,815,759
    Additional paid-in capital                                                     37,000,299                 37,000,299
    Less: Treasury stock at cost, 772,189 shares at
        June 30, 2002 and December 31, 2001                                        (1,294,193)                (1,294,193)
    Accumulated other comprehensive income (loss)                                    (339,623)                  (253,873)
    Accumulated deficit                                                           (38,645,470)               (37,943,329)
                                                                           --------------------      --------------------
    Total stockholders' equity                                                        536,772                  1,324,663
                                                                           --------------------      --------------------
                                                                                   $6,138,238                 $7,303,857
                                                                           ====================      ====================

The accompanying notes are an integral part of these financial statements.



               AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                  Three Months Ended June 30,
                                                               2002                          2001
                                                      -----------------------       -----------------------
                                                              (Revised)
Net sales - aircraft                                             $4,433,946                    $2,729,783
Net sales - service                                                 295,363                       489,225
                                                      -----------------------       -----------------------
   Total net sales                                                4,729,309                     3,219,008
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          4,438,723                     2,324,580
Cost of sales - service                                             181,600                       370,645
                                                      -----------------------       -----------------------
   Total cost of sales                                            4,620,323                     2,695,225
                                                      -----------------------       -----------------------

Gross margin                                                        108,986                       523,783
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         41,218                        86,870
   Selling, general and administrative expenses                     443,093                       817,161
                                                      -----------------------       -----------------------
     Total other operating expenses                                 484,311                       904,031
                                                      -----------------------       -----------------------

Operating loss                                                     (375,325)                     (380,248)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      16,314                        56,254
   Interest expense                                                 (55,332)                     (125,315)
   Other expense                                                      2,387                        (6,099)
                                                      -----------------------       -----------------------
   Total other expenses                                             (36,631)                      (75,160)
                                                      -----------------------       -----------------------

Net loss                                                          ($411,956)                    ($455,408)
                                                      =======================       =======================

Net loss per share

   Weighted average common shares
      Outstanding, basic and diluted                               6,859,330                     6,279,330
                                                      -----------------------       -----------------------

   Net loss per share, basic and diluted                             ($0.06)                       ($0.07)
                                                      =======================       =======================


The accompanying notes are an integral part of these financial statements.


                             AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                   Six Months Ended June 30,
                                                               2002                          2001
                                                      -----------------------       -----------------------
                                                              (Revised)
Net sales - aircraft                                             $5,812,196                    $4,863,995
Net sales - service                                                 421,934                       994,773
                                                      -----------------------       -----------------------
   Total net sales                                                6,234,130                     5,858,768
                                                      -----------------------       -----------------------

Cost of sales - aircraft                                          5,604,608                     4,138,079
Cost of sales - service                                             248,305                       805,231
                                                      -----------------------       -----------------------
   Total cost of sales                                            5,852,913                     4,943,310
                                                      -----------------------       -----------------------

Gross margin                                                        381,217                       915,458
                                                      -----------------------       -----------------------

Other operating expenses
   Product development and engineering costs                         73,173                       182,177
   Selling, general and administrative expenses                     904,418                     1,635,520
                                                      -----------------------       -----------------------
     Total other operating expenses                                 977,591                     1,817,697
                                                      -----------------------       -----------------------

Operating loss                                                     (596,374)                     (902,239)
                                                      -----------------------       -----------------------

Other income (expenses)
   Other income                                                      17,950                       100,303
   Interest expense                                                (123,834)                     (245,960)
   Other expense                                                         59                        (6,099)
                                                      -----------------------       -----------------------
   Total other expenses                                            (105,766)                     (151,756)
                                                      -----------------------       -----------------------

Net loss                                                          ($702,140)                  ($1,053,995)
                                                      =======================       =======================

Net loss per share

   Weighted average common shares
      Outstanding, basic and diluted                               6,859,330                     6,279,330
                                                      -----------------------       -----------------------

   Net loss per share, basic and diluted                             ($0.10)                       ($0.17)
                                                      =======================       =======================


The accompanying notes are an integral part of these financial statements.



                                 AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                              Six Months Ended June 30,
                                                                            2002                     2001
                                                                     --------------------     --------------------
                                                                          (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                 ($702,140)             ($1,053,995)
     Adjustments to reconcile net loss to
         net cash provided (used) by operating activities
         Depreciation and amortization                                           66,883                   51,108
         Non-cash interest earnings                                                   -                  (68,149)
         Changes in assets and liabilities
               (Increase) decrease  in
                   Accounts receivable                                         (174,744)                 504,714
                   Notes receivable                                              13,605                    6,259
                   Inventories                                                1,096,465                 (713,809)
                   Prepaid expense and other assets                                (923)                 (56,959)
               Increase (decrease) in
                   Accounts payable                                             135,442                  463,699
                   Accrued expenses                                             277,157                  (44,673)
                   Refundable deposits                                         (307,706)                  17,059
                                                                     --------------------     --------------------
     Net cash provided (used) by operating activities                           404,039                 (894,746)
                                                                     --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                             -                  (37,244)
                                                                     --------------------     --------------------
     Net cash used by investing activities                                            -                  (37,244)
                                                                     --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                 2,105,329                3,986,943
     Payments on borrowings                                                  (2,587,951)              (2,644,541)
                                                                     --------------------     --------------------
     Net cash provided (used) by financing activities                          (482,622)               1,342,402
                                                                     --------------------     --------------------

Net decrease in cash                                                            (78,583)                 410,412
Cash and cash equivalents at beginning of period                                211,356                  135,016
                                                                     --------------------     --------------------
Cash and cash equivalents at end of period                                     $132,773                 $545,428
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


                                                              3 months ended            6 months ended
                                                               June 30, 2002             June 30, 2002
                                                               -------------             -------------
Net Income (Loss), as previously reported                     $250,010                  ($40,174)

Effect of restatement                                         (661,966)                 (661,966)
                                                              ---------                 ---------

Net loss, as restated                                         ($411,956)                ($702,140)
                                                              ==========                ==========


Net income (loss) per share, basic and diluted,
as previously reported                                        $0.04                     ($0.01)

Effect of restatement                                         ($0.10)                   ($0.09)
                                                              -------                   -------

Net loss per share, basic and diluted,
as restated                                                   ($0.06)                   ($0.10)
                                                              =======                   =======



3. Basic income (loss) per share of common stock has been computed by using the weighted average number of shares of common stock outstanding during the period. Diluted income loss per share has been computed based on the assumption that all dilutive potential common shares are outstanding during the period.

                                                                     Six months ending
                                                          June 30, 2002               June 30, 2001
                                                          -------------               -------------
  Numerator
       Net loss                                               ($702,140)               ($1,053,995)

  Denominator
       Weighted average shares outstanding,
         basic                                                6,859,330                  6,279,330

       Effect of dilutive securities
         Stock options                                                0                          0
         Redeemable common stock                                      0                          0

  Denominator for loss per share
    assuming dilution                                         6,859,330                  6,279,330
                                                             ==========                 ==========

  Loss per share, basic                                        ($ 0.10)                   ($ 0.17)
                                                        ===============             ==============

  Loss per share, assuming dilution                            ($ 0.10)                   ($ 0.17)
                                                        ===============             ==============


                                                                    Three months ending
                                                          June 30, 2002               June 30, 2001
                                                          -------------               -------------
  Numerator
       Net income (loss)                                      ($411,956)                 ($455,408)

  Denominator
       Weighted average shares outstanding,
         basic                                                6,859,330                  6,279,330

       Effect of dilutive securities
         Stock options                                                0                          0
         Redeemable common stock                                      0                          0

  Denominator for income (loss) per share,
    assuming dilution                                         6,859,330                  6,279,330
                                                             ==========                 ==========

  Loss per share, basic                                        ($ 0.06)                   ($ 0.07)
                                                        ===============             ==============

  Loss per share, assuming dilution                            ($ 0.06)                   ($ 0.07)
                                                        ===============             ==============


Incremental shares relating to options and redeemable common stock for the periods ended June 30, 2002 and 2001 have been excluded from the calculations above as they would be antidilutive.

4.       Total comprehensive loss for the periods presented is as follows:

                                                             For the six months ending June 30
                                                                2002                       2001
                                                                ----                       ----
  Net loss                                                    ($702,140)               ($1,053,995)
  Other comprehensive loss                                      (85,750)                  (135,941)
                                                             -----------             ---------------

  Comprehensive loss                                          ($787,890)               ($1,189,936)
                                                             ===========              ==============

                                                             For the three months ending June 30
                                                                2002                       2001
                                                                ----                       ----

  Net income (loss)                                           ($411,956)                ($455,408)
  Other comprehensive loss                                      (53,900)                 (107,200)
                                                             -----------               -----------

  Comprehensive income (loss)                                 ($465,856)                 ($562,608)
                                                             ===========                ===========


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

                                         June 30, 2002       December 31, 2001

  Raw materials                             $1,709,431           $1,983,979
  Work in process                            1,371,246            1,402,252
  New and pre-owned aircraft                 1,942,840            2,733,751
  Other                                         19,250               19,250
                                          ------------         ------------

  Total inventories                         $5,042,767           $6,139,232
                                            ----------           ----------



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

9. On July 22, 2002, the Company issued a $1million six percent secured convertible note due December 31, 2004 in a private placement. The note is collateralized by the assets of the Company and is convertible into common stock at $.85 a share at any time during the term of the note. Interest on the note is payable semi-annually the end of June and December until maturity.

PART I.      FINANCIAL INFORMATION
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS FROM OPERATIONS

         During the preparation of the third quarter 2002 financial statements, management identified certain excess capacity costs of approximately $662,000 which were capitalized as work in process inventories as of June 30, 2002. Management believes these costs were incurred primarily as a result of the reduced manufacturing environment and should have been expensed during the second quarter of 2002. The accompanying financial statements and the following discussions have been revised to reflect the effect of this adjustment as a charge to earnings in the second quarter of 2002.

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

         Service revenues totaled $295,363 for the quarter ended June 30, 2002 compared to $489,225 for the comparable quarter in 2001. The decrease was due to a decrease in parts shipments and aircraft repair and refurbishment activity. Service revenues were $421,934 for the six month period ending June 30, 2002 compared to $994,773 for the six month period ending June 30, 2001. The decrease was due to a decrease in spare shipments and aircraft repair and refurbishment activity.

         Cost of aircraft sales for the three month period ended June 30, 2002 increased to $4,438,723 compared to $2,324,580 for the three month period ended June 30, 2001. The increase in cost was due to the increase in the number of aircraft sold and the excess capacity costs mentioned above. Cost of aircraft sales for the six month period ended June 30, 2002 increased to $5,604,608 compared to $4,138,079 for the six month period ended June 30, 2001. The increase in cost was due to the increase in the number of new aircraft sold during the first six months of 2002 and the excess capacity costs mentioned above.

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

         Inventories decreased to $5,042,767 at June 30, 2002 from $6,139,232 at December 31, 2001. Raw materials, parts and work in process decreased approximately $305,554 primarily due to transfers to new aircraft inventory. New and pre-owned aircraft inventory decreased by $791,000 due to sales of aircraft.

         Accounts payable increased to $2,444,892 at June 30, 2002 from $2,309,450 at December 31, 2002 . Accrued expenses increased to $891,274 at June 30, 2002 from $614,116 at December 31, 2002. The increase reflects the acquisition of a pre-owned aircraft paid for in the first week of July.

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

         Overhead and indirect costs are capitalized as incurred and allocated to aircraft produced based on the number of direct labor hours required to complete the aircraft. Excess capacity costs are expensed as incurred.

CONTRACTUAL OBLIGATIONS

         We finance our inventory of new and pre-owned aircraft to provide working capital for the Company. These loans require monthly interest payments during the term of the loan and partial principal repayments or renewal fees if the notes are renewed. The table below summarizes the Company's obligations at June 30, 2002.

                                                             2002 Obligation
                                               Total             Interest

Revolving credit facilities                 $1,626,461               $68,706

Note payable to an individual, payable          50,996                 1,590
 in monthly installments of $8,699,
 including interest at 8%

         On July 22, 2002, the Company issued a $1million six percent secured convertible note due December 31, 2004 in a private placement. The note is collateralized by the assets of the Company and is convertible into common stock at $.85 a share at any time during the term of the note. Interest on the note is payable semi-annually the end of June and December until maturity.

         The Company leases its facilities with a revocable permit to lease obtained on December 17, 2001. The permit requires a monthly lease payment in the same amount as the original five year lease that expired in October, 2003 and was terminated December 16, 2001. The permit requires payment of any delinquent and outstanding amounts owed by December 31, 2002. The following table presents future annual minimum lease payments assuming the Company fulfills its obligations under the original lease agreement and the revocable permit.

The future minimum lease payments under these leases at June 30, 2002 are as follows:

                  2002     216,699
                  2003     250,536
                  2004      21,504

         On October 3, 2001, the Company, pursuant to an agreement, issued 150,000 shares of common stock. Under the agreement, the Company will be obligated for the difference between the net proceeds to the holder and $150,000 should the holder elect to sell the shares within 12 months of such share becoming fully tradable or if such shares cannot be sold or are not fully tradable within 13 months of issuance the Company is obligated to buy back the shares for $150,000.

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


Forward Looking Statements

         This Form 10-QSB/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-QSB/A that addresses activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future aircraft sales and service revenues, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

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


ITEM 5. OTHER

         On July 22, 2002 the Company appealed a determination by the Nasdaq Staff that the Company was not in compliance with Rule 4310(c)(2) regarding minimum asset and equity requirements and Rule 4310(c)(4) regarding minimum bid price requirements for continued listing on the Nasdaq SmallCap Market. The Company's common stock will continue to trade on the Nasdaq Stock Market pending the outcome of the appeal.

         The Company believes it is eligible to trade on the BBX, OTC Bulletin Board (OTCBB). The company believes that the exchange on which the Company shares are traded does not affect the market value or intrinsic value of the Company's business nor the trading liquidity of its shares.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Securities Purchase Agreement
10.2     Secured Convertible Note
10.3     Investor Rights Agreement
10.4     Security Agreement
10.5     Guarantee
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                  CERTIFICATION

I, Wirt D. Walker, III certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Aviation General, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  January 3, 2003


                             /s/ WIRT D. WALKER III
                               Wirt D. Walker III
                             Chief Executive Officer
                       Chairman of the Board of Directors
          (certifying in capacity as Principal Executive Officer
                           and Principal Financial Officer)