Form 10KSB
period 2002-12-31
AVIATION GENERAL INC
filed 2004-03-26
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

State issuer's revenue for its most recent fiscal year:  $2,142,000.

Based on the closing sales price of January 31, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was $650.

The number of shares outstanding of the registrant's common stock, $.50 par value, was 8,270,397 at January 31, 2004.

Total  number  of  pages  including  cover  page  51.

                                TABLE OF CONTENTS
                                -----------------

PART  I
-------

Item  1.  Description  of  Business

Item  2.  Description  of  Property

Item  3.  Legal  Proceedings

Item  4.  Submission  of  Matters  to  a  Vote
          of  Security  Holders

PART  II
--------

Item  5.  Market  for  Common  Equity  and
          Other  Stockholder  Matters

Item  6.  Selected  Financial  Data

Item  7.  Managements'  Discussion  and
          Analysis  or  Plan  of  Operations

Item  8.  Financial  Statements

Item  9.  Changes  in  and  Disagreements  with
          Accountants  on  Accounting and Financial  Disclosure

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  Registrant.

Item  11.  Executive  Compensation

Item  12.  Security  Ownership  of  Certain  Beneficial
           Owners  and Management and  Related  Stockholder  Matters

PART  IV
--------

Item  13.  Certain  Relationships  and  Related  Transactions

Item  14.  Principal Accounting Fees and Services

Item  15.  Exhibits and Reports on Form 8-K

Item  16.  Controls and Procedures

Signatures

                                     PART 1

Item  1.  Business
------------------

Overview
--------

Aviation General, Incorporated (the "Company" or "AGI") is a publicly traded holding company (Pink Sheets: AVGE.PK) incorporated under the laws of the State of Delaware. The Company has two wholly owned subsidiaries: Commander Aircraft Company ("CAC") and Strategic Jet Services, Inc. ("SJS"). Commander Aircraft Company (www.commanderair.com) manufactures, markets, and provides support services for its line of single engine, high performance Commander aircraft, and consulting, brokerage, and refurbishment services for all types of piston-powered aircraft. Strategic Jet Services, Inc. provides consulting, brokerage, sales, and refurbishment services for jet aircraft.

During the fourth quarter of 2002, SJS discontinued its operations, and CAC suspended indefinitely production of new aircraft. Other cost-cutting and overhead reductions were implemented due to the weakness in the Company's business. Management believes this weakness is primarily the result of depressed economic conditions and anxiety over terrorism and war in Iraq, which have had a pronounced, adverse effect on big-ticket, discretionary capital expenditures by businesses and individuals.

On December 27, 2002, Commander Aircraft Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code for the District of Delaware. Commander Aircraft Company filed a final reorganization plan on July 5, 2003, following the execution of a letter agreement on that date with Tiger Aircraft, LLC. ("Tiger") to fund the plan. A stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003. The U. S. bankruptcy court confirmed this plan on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U. S. Department of Labor, and Nyltiak Investments, LLC.

The agreement with Tiger resulted from months of negotiations, contact with other potential investors, and legal proceedings pursuant to the bankruptcy process. Since the bankruptcy filing, Tiger has provided CAC with Debtor in Possession financing, which has allowed CAC to continue its operations and provide service and support to the fleet of Commander aircraft owners, refurbishment services, parts, and pre-owned aircraft brokerage. CAC expects to resume the production of new aircraft following the consummation of the transaction with Tiger.

Pursuant to the confirmed bankruptcy plan and agreement with Tiger, Tiger will invest approximately $2.8 million in Aviation General, Incorporated in return for an 80% ownership interest in AGI. Approximately $2 million will be used to settle with creditors in accordance with CAC's bankruptcy plan, and the remainder will be used for working capital. Pursuant to the agreement with Tiger, AGI must secure the approval of the agreement from its shareholders as well as their authorization to amend the Company's Certificate of Incorporation to increase the Company's authorized common shares from 20,000,000 shares to 100,000,000 shares. The Company currently has 20,000,000 common shares authorized and approximately 7,000,000 common shares (excluding Treasury stock which will be retired) issued and outstanding. The agreement with Tiger will necessitate the issuance of approximately 28,000,000 new shares of common stock to Tiger, resulting in a total of approximately 35,000,000 shares to be issued and outstanding.

Forward  Looking  Statements
----------------------------

This form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-KSB that address activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with CAC's emergence from bankruptcy and continuance as a going concern, expected and future aircraft sales and service revenues, CAC's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company and its performance with respect to contracts and its success in developing new business, the ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

History
-------

Commander Aircraft Company was incorporated in 1988 upon the acquisition from Gulfstream Aerospace Corporation of the Commander single engine product line. The original Commander single engine aircraft was designed and manufactured by Rockwell International Corporation and received certification from the Federal Aviation Administration ("FAA") in 1972. Between 1972 and 1979, Rockwell
produced 1,162 aircraft, including the Commander 112, 112TC, 114, and other models. Rockwell ceased production in 1979 and sold its General Aviation Division to Gulfstream Aerospace Corporation in 1981. Gulfstream never manufactured Commander single engine aircraft.

After CAC acquired the Commander single engine product line in 1988, it designed, engineered and implemented significant improvements to the proven Rockwell Commander line, resulting in the new CAC Commander 114B. CAC was issued a new Type Certificate for the Commander 114B by the FAA in 1992 and commenced production. The 114B features include an extensive range of avionics equipment, retractable landing gear, a 260 horsepower fuel-injected engine, a constant speed propeller, a standard range of 725 nautical miles (833 statute miles), a 1,216 pound useful load, a maximum cruise speed of 164 knots (188 miles per hour), a large luxurious four-place cabin, and low operating and maintenance costs.

In 1994, CAC added the Commander 114AT All-Purpose Trainer to its line of single engine, high performance aircraft. The Commander 114AT is a four-place high performance trainer designed for military, professional, and civilian flight training. An all-in-one aircraft, the Commander 114AT All-Purpose Trainer is ideal for primary through instrument flight training. The Commander 114AT shares the same design heritage as the luxurious Commander 114B, with a modified instrument panel and more utilitarian interior.

In 1995, CAC received certification from the FAA for the Commander 114TC, a turbocharged version of the Commander 114B. The Commander 114TC is equipped with the same expansive interior and state-of-the-art systems as the Commander 114B, but utilizes a 270 horsepower turbocharged Lycoming engine, which provides speeds up to 197 knots (227 miles per hour). The Commander 114TC is certified to an altitude of 25,000 feet, which makes it an excellent aircraft for mountainous regions, as well as high-density altitude environments. Like the 114B, the Commander 114TC has received numerous favorable reviews by the aviation press.

In 2000, CAC introduced the 115 series of high performance, single engine aircraft. The Commander 115 and 115TC represent the culmination of a variety of improvements to the Commander line, and feature numerous airframe, engine and systems refinements, as well as significantly increased range capability and an upgraded avionics package which includes global navigation, communication, and moving map displays. The Commander 115 series is the latest of a thoroughbred line of aircraft that offer a combination of performance, comfort, safety, and utility.

To date, approximately $50 million has been invested to build Commander Aircraft Company. In an industry where a $100 million investment is often insufficient to engineer, design, and FAA type certify an aircraft, management believes that CAC's achievements are considerable. They include: the acquisition of Rockwell's single engine high performance Commander aircraft line, the modification and enhancement of the value of the existing fleet of Commander aircraft built from 1972 through 1979 by Rockwell International Corporation, extensively enhancing the aerodynamics, avionics, systems, interior, and power plant of the original Rockwell Commander design resulting in a new aircraft FAA type certification designated 114B and 114TC, the introduction of new avionics packages, enhancements and derivative aircraft models (the current 115 and 115TC series), and the establishment of manufacturing operations and marketing, aircraft brokerage, refurbishment, and service and support capabilities.

CAC is one of the few companies in the world with an FAA Type Certificate for production of a four-place single engine high performance aircraft. Commander aircraft are certified to the more recent stringent standards of FAR 23 through Amendment 7 and have had zero airframe ADs (Airworthiness Directives) since re-certification in 1992. Management believes that Commander aircraft have a strong reputation in their class due to their superior safety, design, quality, comfort, reliability, resale value, and ramp appeal.

Industry  Overview
------------------

The general aviation industry originated in the United States in 1903 with the first flight of an aircraft by the Wright brothers. Today, general aviation is a multi-billion dollar international industry, which includes the production, sale and servicing of non-military and non-commercial single engine piston, multi engine piston, turboprop, and turbojet aircraft. The U. S. general aviation industry is uniquely American and considered the best in the world.

There are approximately 155,000 previously produced single engine piston aircraft in the United States that are still flying today, of which approximately one-third, or 50,000, aircraft are single engine high performance aircraft. The average age of the single engine high performance fleet is approximately 35 years, and the Company estimates that the replacement value of these aircraft is over $15 billion.

Although the general aviation market has been depressed in recent years, we believe that the market for single engine high performance aircraft could improve as a result of: an improving economy, attrition of the aging fleet of aircraft, evolution of new international markets for general aviation aircraft, increased use of single engine aircraft as a corporate tool for small and medium sized businesses, and demand for advances single engine trainers.

The market for pre-owned general aviation aircraft, from single engine to jet aircraft, is substantially larger than the market for new aircraft as are the attendant markets for pre-owned aircraft refurbishment, avionics, and service and support.

According to the General Aviation Manufacturers Association ("GAMA"), general aviation ("GA") is one of our nation's most important and dynamic industries, flying over 32 million hours (nearly twice the major airlines' flight hours) and carrying 166 million passengers annually. GA is relied on exclusively by more the 5,400 communities as their only source of air transportation, (scheduled airlines serve approximately 600 of 5,400 airports). Approximately 70 percent of the hours flown by GA are for business and commercial purposes.

     - GA aircraft range from two-seat training aircraft to intercontinental business jets.

     -    GA  is  estimated  to  be  an  $18  billion  industry.
     - Domestic GA exports one-third of its production and leads the world in development of new technology aircraft.
     -    Most  people first learn  to  fly  in  a  GA  aircraft.

There  are  approximately  219,464  active  GA  and air taxi aircraft in the USA
(excluding commuters). Of this total, more than half (150,886) are single-engine piston aircraft. GA enjoys the use of over 5,000 airports in the United States.

Business  Strategy
------------------

Commander Aircraft Company has established a business model that management believes distinguishes it from its competitors. CAC has a low volume, high margin, diversified revenue and value-added service base model rather than a high volume, low margin, pure manufacturing model. Depending upon contributions from CAC's non-manufacturing activities, CAC believes it can achieve break-even financial results with the manufacture and sale of as few as 12 to 15 new Commander aircraft per annum and could achieve significant profitability above these levels.

CAC's  model  is  built  on  the  following  foundation:

     - Manufacture, service, and support of high-end aircraft with a reputation for high quality.
     - Assembly-manufacturer operations allow streamlined production, lower capital investment in equipment, smaller production staff and size of manufacturing facility.
     - Semi-custom built to order in accordance with customer specifications of avionics, equipment, paint, and interior with customer deposits upon order and progress payments during the manufacturing process.
     - Factory direct sales in the U. S. (instead of using dealers, which receive a 15-25% discount).
     - Appointment of leading aviation fixed-based operators ("FBOs") as Commander Authorized Service Centers as referral sources for new aircraft orders and ability to provide complementary service and support functions.
     - Diversification into pre-owned piston aircraft brokerage, refurbishment services, paint, part, and avionics - encouraging our customers to deal directly with the factory whenever possible.

This strategy served CAC well with revenues doubling from approximately $8.0 million in 1997 to $16.8 million in 2000 and the achievement of profitability. Based on trends of the previous years and sales and marketing forecasts, CAC significantly increased its production schedule for 2001 and had to scale it back as the economy, particularly manufacturing, began to slide into a prolonged recession. The depressed domestic and international economic climate, which is continuing, has been coupled with one of the largest declines in history of asset values in the U. S. securities markets, terrorist attacks, and the uncertainty over the international situation and war with Iraq.

During 2001 and 2002, CAC's marketing, sales, and advertising expenditures declined significantly due to budget constraints, and as a result CAC incurred several significant financial charges.

Notwithstanding the disappointing financial results of the last two years and subsequent bankruptcy filing and suspension of new aircraft production, CAC believes its business model is sound and that, with adequate capitalization and emergence from bankruptcy, CAC can return to profitability in the future following the recommencement of new aircraft production and funding for appropriate marketing, sales, and advertising.

Marketing  Strategy
-------------------

There are an estimated 55,000 general aviation single engine high performance aircraft in existence (approximately one-third of the total single engine fleet). The average age of these aircraft is over 35 years, and the Company estimates that the cost of replacing the fleet of such aircraft would exceed $15 billion. CAC is one of the few companies in the world with an FAA Type Certificate for production of a four-place single engine high performance aircraft. Commander aircraft are certified to the more recent stringent standards of FAR 23 through Amendment 7 and have had zero airframe ADs since re-certification in 1992.

CAC believes its aircraft possess many qualities superior to those of its competitors including safety, design, comfort, performance, quality, resale value, utility, and ramp appeal. Furthermore, CAC offers value-added services and programs such as a turn-key ownership program, certified flight instructor program, and trade-up program together with assistance with financing, insurance, trade-ins, training, hangaring, and pilot services.

Commander Aircraft Company believes the market for its products will improves as a result of attrition of the existing fleet of aging single engine, high performance aircraft, development of new international markets for general aviation aircraft, and increased use of single engine aircraft as a cost/convenience effective corporate tool for small and medium sized businesses.

CAC's  primary  targeted  markets  are  as  follows:

     - The existing pilot base comprised of pilots who may or may not currently own aircraft.
     -    New  pilots  in  various  stages  of  pilot  training.
     -    Small  and  medium  sized  businesses  with  regional  travel  needs.

To  address  these  markets,  CAC  has  developed:

     - The Commander Trade-Up Program, which targets owners of other aircraft types.
     - The Commander CFI Program, which targets newer pilots and their Certified Flight Instructors by bringing both together in the aircraft evaluation and acquisition process.
     - The Commander Aircraft Ownership Program, which provides business owners who may be non-pilots with a complete turn-key program including aircraft acquisition, financing, insurance, maintenance, storage, product support, private pilot service, and instruction, if desired.

CAC stresses the superior aspects of its aircraft such as safety, design, quality, comfort, reliability, resale value, and ramp appeal as well as value-added service and support through direct contact and growing relationships with its prospects and customers.

CAC implements its marketing strategy via factory direct sales comprised of regional sales personnel who are directly managed and supported from CAC's headquarters in Oklahoma. The marketing organization is augmented by a worldwide network of Commander Authorized Service Centers (ASCs), which are leading independent FBOs (fixed base operators). CAC believes that factory direct sales and marketing of its products and services provides total control of product pricing, quality, and business integrity in addition to unsurpassed customer relations and repeat business. Unfortunately, CAC's marketing, sales, and advertising expenditures have been sharply curtailed over the past two years due to budget constraints.

Competition
-----------

Commander Aircraft Company competes in the single engine high performance category directly with normally aspirated and turbo-charged aircraft of the same type produced by Raytheon's Beechcraft unit, the New Piper Aircraft Company, Mooney Aerospace Group, and Aerospatiale's Socata subsidiary. CAC also competes, for aircraft purchasers, indirectly with aircraft in other categories such as: single engine fixed gear aircraft manufactured by Cessna, Cirrus, and Lancair, single engine pressurized and turboprop aircraft, twin engine aircraft and alternatives available to purchasers in the pre-owned market.

Purchasers of single engine, high performance aircraft choose among competitive models on the basis of numerous factors, including performance, reliability, price, appearance, quality of service and reputation of the aircraft and the manufacturer. Commander Aircraft Company believes that it can favorably compete with its competitors on the basis of the safety, quality, comfort, and performance of its aircraft, and the quality and scope of the support services CAC provides to its customers. CAC further believes its aircraft are competitively priced and have a number of features, including certification to stricter standards, newer, more attractive design and larger cabin size, which make them competitive with or superior to the single engine, high performance aircraft produced by its four principal competitors. Raytheon Aircraft Corporation suspended production of one of its single engine, high performance models, the F33A Bonanza, in 1994. Raytheon's other single engine, high performance model, the A36, remains in production. However, it is decades older in design, FAA certified to lesser standards, and has an inferior safety record than Commander aircraft. Mooney Aerospace Group produces single engine, high performance aircraft that are significantly smaller than the Commander 115 and 115TC, and Mooney aircraft are also decades older in design and FAA certified to lesser standards with inferior safety records. New Piper Aircraft Corporation produces a single engine, high performance, six place aircraft with similar performance, the normally aspirated and turbo-charged Saratoga/Cherokee series, which again is decades older in design, FAA certified to lesser standards, and possesses a substantially inferior safety record to Commander aircraft. Socata's marketing efforts are, for the most part, focused in Europe and Asia. Each of these competitors has been well established in the general aviation industry for years and may have access to greater resources than are available to CAC.

Commander Aircraft Company's aircraft are decades newer in design than the Bonanza, Mooney and Piper competitive models and are certified to the newer, more stringent Federal Aviation Administration ("FAA") Regulation (FAR) 23 through Amendment 7 standard rather than the older Civil Air Regulation (CAR) 3. The Commander line has the best safety record in its class, according to an independent study of FAA and National Transportation and Safety Board ("NTSB") statistics conducted by R. E. Breiling Associates, the leading accident analysis firm in general aviation.

Factors  inhibiting  our  market  share  include:

     - Our competitors' larger outstanding fleets of aircraft, which are eight to ten times the size of ours, providing them with a larger pool of potential trade-in business.
     -    Our  competitors'  use  of  dealers.
     - Our competitors' significantly greater expenditures on marketing and advertising.
     -    Our  competitors'  pricing  policies.

Commander Aircraft Company believes its aircraft are superior in many respects, including safety, design, quality, comfort, reliability, resale value, and ramp appeal, and accordingly, Commander aircraft are priced approximately 10-25% higher than those of our competitors, except for the Beech Bonanza series, which are priced approximately 10-20% higher than comparably equipped Commander aircraft. Inherent in our pricing are value-added programs, and individual consultation with each purchaser and customization of each aircraft in accordance with their specifications.

Unfortunately, economic conditions during the past several years have caused price deflation in manufactured goods, with aircraft among the most affected products. Our competitors have been unable to maintain pricing integrity and have resorted in many cases to price reduction policies intended to foster sales. We believe that these competitors will not be able to sustain these policies as the margins they result in are not profitable. Although our competitors have reduced prices, we plan to maintain our prices while offering additional avionics as standard equipment on our aircraft, making it more price competitive with comparably equipped aircraft offered by our competitors.

Insurance
---------

Commander Aircraft Company normally carries most types of insurance customary for a manufacturer of general aviation aircraft, including coverage for general liability, property damage, aircraft loss or damage and worker's compensation, but does not carry product liability insurance. At December 31, 2002, all insurance coverage had been suspended due to the inability of the Company to pay for this coverage There is no assurance that the amount of insurance carried by CAC would be sufficient to protect it fully in the event of a serious accident and liability claim, but CAC believes that the amounts and coverage of its insurance protection are reasonable and appropriate for the CAC's business operations. Although highly probable, there is no assurance that such insurance will continue to be available on commercially reasonable terms.

From time to time, Commander Aircraft is the target of litigation, including suits filed regarding accidents of Commander aircraft. In mid 1994, Congress enacted the General Aviation Revitalization Act, S. 1458 ("GARA"), which established an 18-year statute of repose for general aviation aircraft and component manufacturers. GARA prohibits product liability suits against aircraft manufacturers for aircraft that are more than 18 years old when an accident occurs. This action eliminated from the liability tail all Rockwell-manufactured Commander aircraft, last produced in 1979. The only aircraft for which the Company has potential liability as a manufacturer are aircraft it has produced since 1992. This currently represents approximately 200 aircraft, approximately 70 of which have been exported outside of the United States.

Through March 1, 1995, CAC maintained product liability insurance with coverage of $10 million per occurrence and $10 million in the aggregate, with deductible of $200,000 for aircraft built through March 1, 1995. Management believes that the premiums for this type of insurance are rapacious, the policies are full of holes, the insurance companies end up controlling any litigation and are loathe to vigorously defend unwarranted claims, and prefer to settle and raise premiums rather than defend unwarranted claims. Thus, management believes that the interest of shareholders is better served by vigorously defending claims through the services of highly qualified specialists and attorneys rather than retaining product liability insurance to settle exorbitant claims. As such, CAC elected not to retain product liability insurance coverage commencing March 1, 1995. CAC could be exposed to significant financial risks if losses from product liability were to occur. Since CAC dropped its product liability insurance in 1995, it has saved an estimated $8-10 million in insurance premium costs versus expenditures of approximately $1.5 million in litigation and settlement costs, most of which would have been expended even with liability insurance because of insurance policy deductibles.

The General Aviation Revitalization Act established an 18-year statute of repose for general aviation aircraft and component manufacturers. This law prohibits product liability suits against aircraft manufacturers when the aircraft involved in an accident is more than 18 years old when the accident occurs. This action eliminated all Rockwell manufactured Commanders produced in the 1970's from CAC's liability tail. The only aircraft that CAC bears manufacturing responsibility for are the models 115, 115TC, 114B, 114TC, and 114AT produced from 1992 through the present, which currently represent approximately 200 aircraft.

Parts  and  Materials  Availability
-----------------------------------

Commander Aircraft Company purchases parts and materials from over 100 different suppliers. Though some of these vendors are key to the manufacture of CAC's aircraft, there are no long-term commitments or contracts with any suppliers. CAC considers its relationship with its suppliers, including those affected by the bankruptcy filing, to be satisfactory and does not anticipate any shortages or interruption to production due to lack of available components on a timely basis.

Government  Regulations
-----------------------

In order for an aircraft model to be manufactured for sale, the FAA must issue a Type Certificate for the aircraft model and, in order for a particular aircraft to be operated, an Airworthiness Certificate for that aircraft must be issued. Commander Aircraft Company was issued a Type Certificate for the Commander 114B in 1992 and a Type Certificate for the Commander 114TC in 1995. CAC owns Type Certificates for all predecessor and current single engine Commander models. The sale of CAC's product internationally is subject to regulation by comparable agencies in foreign countries.

CAC received a Production Certificate from the FAA in 1993, which allows CAC to issue Airworthiness Certificates from the FAA. An Airworthiness Certificate is issued for a particular aircraft when it is certified to have been built in accordance with specifications approved under the Type Certificate for that particular model aircraft. Commander aircraft are certified to FAR 23, Amendment 7, meeting more stringent standards for single engine aircraft than aircraft certified under the older CAR 3 regulations. CAC's production certificate has remained dormant during suspension of new aircraft production. CAC plans to reactivate its production certificate upon recommencing new aircraft production. Although a production certificate is not necessary to produce aircraft, having one facilitates the production process and interaction with the FAA.

Employees
---------

The Company has a total of 14 full-time and 3 contract employees as of January 21, 2004. The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the Company has been successful in attracting and retaining skilled employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its employee relations to be good. The Company believes resumption of new aircraft production and achievement of profitable financial results will require approximately 50 to 60 full-time employees.

Item  2.  Properties
--------------------

The Company has operated in a 103,650 square foot facility, which consists of three buildings constructed in 1981, located at the Wiley Post Airport in Bethany, Oklahoma. The Company performs all of its operations and services from this facility. During the past ten years, the Company has improved its facility to assure safety and compliance with environmental laws and regulations.

In 2003, the Company transferred its lease with the Oklahoma City Airport Trust Authority to The Servicenter, Inc., a company with plans to operate a Fixed Base Operation in the facility and to provide significant aesthetic upgrades to the facility. The Company negotiated a 3.5 year sub-lease for 50,011 square feet of manufacturing, service and office space, guaranteed renewable at six-month intervals.

A summary of lease payments is presented in Note G - Leases, of the Notes to Consolidated Financial Statements for 2002.

Item  3.  Legal  Proceedings
----------------------------

The Company is a defendant in a lawsuit resulting from a crash of one its manufactured aircraft. Management does not believe the Company bears any responsibility and has vigorously defended against this claim. The National
Transportation and Safety Board accident investigation has found the probable cause of this crash was pilot error. This matter will be discharged pursuant to the bankruptcy plan upon its completion. The Company is also a defendant resulting from a crash of a 1977 Rockwell Commander aircraft that was not manufactured by the Company and for which the Company believes it bears no responsibility, and in any event, will be discharged pursuant to the bankruptcy plan upon its completion.

On December 27, 2002, CAC filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States bankruptcy court for the District of Delaware. CAC filed a final reorganization plan on July 5, 2002, following the execution of a letter of agreement on that date with Tiger Aircraft, LLC ("Tiger") to fund the plan. A stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U.S. Department of Labor, and Nyltiak Investments, LLC. For additional information, see Note R of Notes to
Consolidated  Financial  Statements.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
---------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II
                                    -------

Item  5.  Market  for  the  Registrant's  Common  Stock  and Related Shareholder
--------------------------------------------------------------------------------
Matters
-------

The common stock of Aviation General, Incorporated, $.50 par value (symbol AVGE.PK), trades on the NASDAQ Small-Cap Market until it was delisted and began trading on the over-the-counter bulletin board on September 24, 2002 and has recently been traded on the pink sheets. This table presents its high and low market prices during the past two years. The Company has never paid dividends in the past, and does not intend to pay dividends in 2004.

                              Quarterly  Common  Stock  Price  Ranges
                             -----------------------------------------
                                  2002                      2001
                             ---------------           ---------------
     Quarter                 High        Low           High        Low
     -------                 ----        ---           ----        ---
     1st                      .38        .23           1.75        .81
     2nd                      .67        .33           1.00        .41
     3rd                      .95        .28            .70        .20
     4th                      .30        .05            .42        .20

In 2002, The Company issued 251,516 shares of its common stock as settlement of certain obligations. Included were 136,364 shares issued for $45,000 for Board of Directors fees and 115,152 shares issued for $38,000 for sales commissions.

There were approximately 300 holders of record of the Company's common stock as of December 31, 2002.

Item  6.  Selected  Financial  Data
-----------------------------------

The selected financial data presented below for each year in the five year period ended December 31, 2002 have been derived from the Company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                           Year  Ended  December  31
                               ------------------------------------------------
                                (Amounts in thousands, except per share data)
                                2002       2001       2000     1999      1998
                               -------   -------    -------   -------   -------
   Operation  Data:
   ----------------
   Net  sales                  $ 8,443   $ 9,488    $16,831   $13,667   $10,712
   Net  earnings  (loss)       $(4,285)  $(5,520)   $   450   $  (385)  $(1,849)
   Earnings (loss) per share
     basic  &  diluted         $  (.60)  $  (.84)   $  0.07   $  (.05)  $  (.25)

   Balance  Sheet  Data:
   ---------------------
   Total  assets               $ 3,715   $ 7,304    $11,809   $ 8,632   $10,148
   Long-term  debt             $ 1,235   $     -    $     -   $     -   $     -


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations
--------------

You should read the following discussion and analysis together with our financial statements and accompanying notes appearing elsewhere in this Form 10KSB. The following information contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated due to many factors, including those set forth under Items 1 and 3, Business and Legal Proceedings.

Critical  Accounting  Estimates  and  Accounting  Policies

We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

Inventories are valued at the lower of cost or market. We must periodically evaluate the carrying value of our inventories to determine whether market conditions have impaired the carrying value of our inventories.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company's property and equipment.

We must estimate the future liability related to warranty work on new aircraft sold.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

     We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

     We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and accounting for stock-based compensation.


Aircraft  Sales  and  Marketing
-------------------------------

We recognize the sale of new aircraft when a purchase agreement is funded and title is transferred to the buyer, which occurs after the Company receives an airworthiness certificate from the Federal Aviation Administration. Sales of pre-owned aircraft are recognized upon execution and the funding of a purchase agreement. Service revenues are recognized when the services are performed.

Our aircraft production is dependent upon the perception of our customers that the purchase of our aircraft is desirable over others that they could choose. Often the purchase of an aircraft is dependent upon investment decisions made by the buyer that could be affected by many factors. Among these factors are the general economic conditions at the time the decision is made, the performance of the buyer's investments and the tax treatment or possible changes in the tax treatment of the aircraft purchase for the buyer. Additionally, as we have seen in the last year, the perception of safety, both personal and national, can have an impact on the business of the Company.

Inventories
-----------

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

Results  of  Operations:

                                  2002 vs. 2001
                                  -------------

The Company's business began to rebound and improve in the first half of 2002 as compared to 2001. However, the economy entered into a renewed slowdown, which management believes was probably the result of continued weakness in the overall economy, which may have resulted from renewed anxiety over possible events such as anthrax, air travel, potential terrorist activities, and the march toward war with Iraq, and it caused a decline in the purchase of big-ticket durable goods such as automobiles and aircraft.

During the second half of 2002, the Company experienced cancellation or postponement of several new and pre-owned aircraft orders and transactions, causing a cash flow crisis resulting in the necessity of filing a Chapter 11 bankruptcy petition on December 27, 2002.

The Company, along with many other companies in the aviation industry, has been affected by macro political and economic events beyond its control and endeavored to adjust its new aircraft production schedule and overall business accordingly. However, there are lead and lag financial consequences to doing so. For example, the terrorist attacks on the United States in 2001, concurrent with the largest decline in asset values in the securities markets in history, and a weakening economy, presented enormous adjustment challenges to the Company.

The following is a more detailed explanation of the components of the financial results that were affected:

Revenues decreased 11% in 2002 to $8,443,416 from $9,487,795 in 2001, resulting in a net loss of $(4,285,111) for 2002 compared to a net loss of $(5,519,592) in 2001. The net loss per basic and diluted share was $(0.60) in 2002 compared to a net loss of $(0.84) per basic and diluted share in 2001.

Revenues from aircraft sales decreased 8% in 2002 to $7,412,519 from $8,027,663 in 2001. New aircraft deliveries were 6 units in 2002 compared to 8 units in 2001. Pre-owned and consigned aircraft sales decreased to 16 aircraft in 2002 from 24 in 2001. Revenues generated by the service, parts and refurbishment business was $1,030,897 in 2002 compared to $1,460,132 in 2001.

Aircraft cost of sales was $6,679,481 in 2002 as compared to $7,665,233 for 2001. The gross margin on aircraft sales increased to 10% in 2002 from 5% in 2001.

Service and parts cost of sales was $829,954 in 2002 compared to $1,291,618 in 2001. The decrease was partially due to a lower volume of service activity and spare parts shipments, however, the gross margin on service and parts sales increased to 19% in 2002 from 12% in 2001.

Engineering and product development costs decreased to $126,232 in 2002 from $278,379 in 2001. The decrease in these expenses is due to the downsizing in this area.

Selling, general and administrative expenses decreased by 33% from $3,616,933 in 2001 to $2,440,414 in 2002. This decrease is due primarily to reductions both in the sales and administrative staffs and operations.

Also included in operating expenses for 2002 is an impairment of Work in Process
(WIP), parts and aircraft inventory of $1,758,620. Of this, pre-owned aircraft inventory was impaired by $296,699 to reflect the depressed market values during the current recession, reducing the values to the lower of cost or market; WIP was impaired by $510,506 in anticipation of the additional time and expenses necessary to restart manufacturing and; inventory was impaired by $951,415 to reduce value of slow-moving inventories, thereby reducing the inventory values to the lower of cost or market. No such impairment was recognized in 2001.

During 2001, the Company recognized bad debts form a related party in the amount of $1,529,889. There was no corresponding bad debts for 2002.

Interest income totaled $1,929 in 2002, down from $15,350 in 2001. This decrease was due to a reduction in interest bearing funds during 2002.

Interest expense decreased by 51% to $243,414 in 2002 from $498,715 in 2001 due to reduced activity in short-term borrowings from the Company's lines of credit.

Litigation settlements increased by 33% from $150,000 in 2001 to $200,000 in 2002. This increase was due to the settlement during 2002 of a claim resulting from a crash of a aircraft manufactured by the Company.

During  2002,  the  Company  realized  a  loss on the sale of available for sale equity  securities  in  the  amount  of  $(395,973)

Liquidity  and  Capital  Resources
----------------------------------

Cash used in operations totaled $(648,036) for 2002 compared to cash provided by operations of $868,244 in 2001.

Inventories decreased by $2,927,701 primarily due in part to the recognition of $1,758,620 in impairments on inventory and in part due to the reduction in the number of new and used aircraft held in inventory.

Accounts payable decreased by $163,229 at December 31, 2002. Long-term debt increased to $1,234,795. The Company had no long-term debt as of December 31, 2001 and 2000.

The  Company  had  no  capital  expenditures  in  2002.

The Company established a line of credit with a bank in the amount of $2,500,000 for the purpose of funding pre-owned aircraft for inventory. The notes bear interest at prime plus 1% and are secured by individual aircraft and certain guarantees. In addition, the Company established a line of credit with a financial institution in the amount of $3,000,000 to provide funding for new aircraft as well as pre-owned piston and turbine aircraft. The notes contain variable interest rates up to 12.5%, mature in six-month intervals and are renewable at the option of the Company for an additional six months. Borrowings under these lines of credit totaled $1,359,819 at December 31, 2002.

     For 2002, the Company reported $8,443,416 in revenues and a loss, $(4,285,111), with six new aircraft deliveries. For the year 2001, the Company reported $9,487,795 in revenues and a loss of $(5,519,592), with deliveries of eight new aircraft.

Contractual Obligations and Commercial Commitments. The following table is a summary of the Company's contractual obligations as of December 31, 2002.

                                      Payment Due  by  Period
                                      -----------------------
                              Total     Less than One   1-3  Years   Thereafter
                              -----     -------------   ----------   ----------
                                        Year
                                        ----
Long-Term  Debt            $1,234,795   $        -      $1,234,795   $      -
Current  Note  Payable      1,359,819    1,359,819               -          -
Operating  Leases             396,900       75,600         226,800     94,500
                           ----------   ----------      ----------   --------

Total                      $2,991,514   $1,435,419      $1,461,595   $ 94,500
                           ==========   ==========      ==========   ========

As we go forward in 2004, management believes that economic conditions and financial markets appear to have stabilized and that the Company could benefit from increased interest in general aviation, due to inconvenience and safety factors now attendant with commercial airline travel. The Company could also benefit from historically low interest rates, which lower significantly the financing cost of aircraft purchases.

Market  Risk
------------

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

Inflation
---------

Management believes that the overall effects of inflation on the Company's costs of materials and supplies have been minimal. For each of the past five years, cost of sales was virtually the same as it would have been on a current cost basis. The Company uses a moving average cost for inventory valuation and cost changes are not readily recognized in the short-term.

Item  8.  Financial  Statements  and  Supplementary  Data
---------------------------------------------------------

     Index  to  Financial  Statements  and  Supplementary  Data:

                                                                            Page
                                                                            ----

          Report  of  Independent  Public  Accountants                        19

          Financial  Statements:

          Consolidated  Balance  Sheet   December  31, 2002                   21

          Consolidated  Statements of Operations for the years ended          23
                  December  31,  2002 and 2001

          Consolidated  Statement  of  Stockholders'  Equity for the          24
                  years  ended  December  31,  2002 and 2001

          Consolidated  Statements of Cash Flows for the years ended          25
                  December  31,  2002 and 2001

          Notes  to  Consolidated  Financial  Statements                      27

               Report of Independent Certified Public Accountants


Board  of  Directors  and  Stockholders
Aviation  General,  Incorporated

We have audited the accompanying consolidated balance sheet of Aviation General, Incorporated and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviation General, Incorporated and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and Q to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



\s\Murrell,  Hall,  McIntosh  &  Co.,  PLLP
Murrell,  Hall,  McIntosh  &  Co.,  PLLP

Oklahoma  City,  Oklahoma
January  30,  2004

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2002

                                     ASSETS
CURRENT  ASSETS:
  Accounts  receivable                                             $      9,431
  Inventories                                                         3,211,531
  Prepaid  expenses  and  other  assets                                   3,591
                                                                   ------------
        Total  current  assets                                        3,224,553
                                                                   ------------

PROPERTY  AND  EQUIPMENT  -  AT  COST:
  Office  equipment  and  furniture                                     365,373
  Vehicles  and  aircraft                                                95,115
  Manufacturing  equipment                                              385,179
  Tooling                                                               676,747
  Leasehold  improvements                                               112,748
                                                                   ------------
                                                                      1,635,162
    Less  accumulated  depreciation                                  (1,144,693)
                                                                   ------------
                                                                        490,469
                                                                   ------------

                                                                   $  3,715,022
                                                                   ============

    The accompany notes are an integral part of these financial statements.

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES:
  LIABILITIES  NOT  SUBJECT  TO  COMPROMISE -
    Cash  overdraft                                                 $     2,145
    Notes  payable                                                    1,359,819
                                                                    -----------
        Total  current  liabilities                                   1,361,964

  LIABILITIES  SUBJECT  TO  COMPROMISE -
    Accounts  payable                                                 2,146,221
    Accrued  expenses                                                 1,299,117
    Refundable  deposits                                                146,500
                                                                    -----------
        Total liabilities subject to compromise                       3,591,838
                                                                    -----------

        Total  current  liabilities                                   4,953,802
                                                                    -----------

NONCURRENT  LIABILITIES:
  Notes  payable                                                      1,234,795
                                                                    -----------

REDEEMABLE  COMMON  STOCK  -  $.01  par
  value;  issued, 150,000  shares  in  2001;
  stated  at redemption  value                                          150,000
                                                                    -----------

STOCKHOLDERS'  EQUITY  (DEFICIT):
  Preferred  stock  -  $.01 par value; 5,000,000
    authorized shares; no shares outstanding                                  -
  Common  stock,  $.50  par  value;  20,000,000
    shares  authorized; 8,120,397 at December 31, 2002                4,060,198
  Additional  paid-in  capital                                       37,254,305
  Less:  Treasury stock at cost, 1,009,551 shares
  at December 31, 2002                                               (1,709,638)
  Accumulated  (deficit)                                            (42,228,440)
  Accumulated other comprehensive income (loss)                               -
                                                                    -----------
        Total stockholders' equity (deficit)                         (2,623,575)
                                                                    -----------

                                                                    $ 3,715,022
                                                                    ===========

     The accompany notes are an integral part of these financial statements

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002         2001
                                                      ------------   ----------

NET  SALES:
  Aircraft                                           $  7,412,519   $ 8,027,663
  Service                                               1,030,897     1,460,132
                                                     ------------   -----------
                                                        8,443,416     9,487,795
                                                     ------------   -----------

COST  OF  SALES:
  Aircraft                                              6,679,481     7,665,233
  Service                                                 829,954     1,291,618
                                                     ------------   -----------
                                                        7,509,435     8,956,851
                                                     ------------   -----------

        Gross  margin                                     933,981       530,944
                                                     ------------   -----------

OTHER  OPERATING  EXPENSES:
  Product  development  and
    engineering  costs                                    126,232       278,379
  Selling, general, and
    administrative expenses                             2,440,414     3,616,933
  Impairments  and  allowances                          1,758,620             -
  Bad debt expense - related party                              -     1,529,889
                                                     ------------   -----------
        Total operating expenses                        4,325,266     5,425,201
                                                     ------------   -----------

        Operating  income  (loss)                      (3,391,285)   (4,894,257)
                                                     ------------   -----------

OTHER  INCOME  (EXPENSES):
  Interest  income                                          1,929        15,350
  Other  income                                            27,564        23,770
  Interest  expense                                      (243,414)     (498,715)
  Other  expense                                          (65,966)      (15,740)
  Litigation  settlement                                 (200,000)     (150,000)
  Loss  abandonment  of  lease                            (17,966)            -
  Realized  loss  on  available
    for  sale  equity securities                         (395,973)            -
                                                     ------------   -----------
        Total  other  expenses                           (893,826)     (625,335)
                                                     ------------   -----------

NET  (LOSS)                                          $ (4,285,111)  $(5,519,592)
                                                     ============   ===========

NET  (LOSS)  PER  SHARE
  Weighted  average  common  shares
    outstanding;  basic                                 7,143,250     6,581,467
                                                     ============   ===========

  Net (loss) per share; basic                        $       (.60)  $      (.84)
                                                     ============   ===========

  Weighted  average  common  shares
    outstanding;  diluted                               7,143,250     6,581,467
                                                     ============   ===========

  Net  (loss)  per  share; diluted                   $       (.60)  $      (.84)
                                                     ============   ===========


     The accompany notes are an integral part of these financial statements

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                      Accumulated
                                              Additional                                                  Other          Total
                           Common Stock         Paid-in          Treasury Stock       Accumulated     Comprehensive   Stockholders'
                       Shares       Amount      Capital       Shares        Amount      Deficit       Income (Loss)     Equity
                     ---------   ----------   -----------   ---------   ------------  ------------   --------------   -------------

Balance  at
January 1, 2001       7,051,519   $ 3,525,759  $ 36,889,799    772,189   $(1,294,193)  $(32,423,737)   $  113,691      $ 6,811,319

Issuance of
 common stock           580,000       290,000       110,500          -             -              -             -          400,500

Comprehensive income:
  Net loss                    -             -             -          -             -     (5,519,592)            -       (5,519,592)
  Other comprehensive
  loss -
    Change in
    unrealized
    investment
    gain, net                 -             -             -          -              -             -      (367,564)        (367,564)
                      ---------   -----------  ------------  ---------   ------------  ------------    ----------      -----------
      Comprehensive
      income                  -             -             -          -              -    (5,519,592)     (367,564)      (5,887,156)
                      ---------   -----------  ------------  ---------   ------------  ------------    ----------      -----------

Balance at
  December 31, 2001   7,631,519     3,815,759    37,000,299    772,189     (1,294,193)  (37,943,329)     (253,873)       1,324,663

Treasury Stock not
  retired as planned    237,362       118,681       296,764    237,362       (415,445)            -             -                -

Issuance of
  common stock          251,516       125,758       (42,758)         -              -             -             -           83,000

Comprehensive loss:
  Net loss                    -             -             -          -              -    (4,285,111)            -       (4,285,111)
  Other comprehensive
  income -
    Change in
    unrealized
    investment
    loss, net                 -             -             -          -              -             -       253,873          253,873
                      ---------   -----------  ------------  ---------   ------------  ------------    ----------      -----------
      Comprehensive
        loss                  -             -             -          -              -    (4,285,111)      253,873       (4,031,238)
                      ---------   -----------  ------------  ---------   ------------  ------------    ----------      -----------

Balance at
  December 31, 2002   8,120,397    $4,060,19    $37,254,305  $1,009,551  $ (1,709,638) $(42,228,440)   $        -      $(2,623,575)
                      =========   ==========    ===========  ==========  ============  ============    ==========      ===========

     The accompany notes are an integral part of these financial statements

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002          2001
                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net  (loss)                                         $(4,285,111)  $(5,519,592)
  Adjustments  to reconcile net
  earnings (loss) to net cash provided
  by (used in) operating  activities
    Depreciation and amortization                         130,684       120,098
    Common stock issued for litigation
      settlement, services, and interest
      charges                                              83,000       450,500
    Receipts on aircraft notes receivable                 101,896        19,653
    Bad debt expense - related party                            -     1,529,889
    Loss on retirement of
      property and equipment                               17,965             -
    Realized  loss on sale of
      available-for-sale equity
      securities                                          395,973        14,508
    Changes  in  assets  and
      liabilities:
      (Increase)  decrease  in -
        Accounts  receivable                               (9,431)      551,425
        Inventories                                     2,927,701     1,852,939
        Prepaid expenses and other -
          assets                                           66,564        83,335
        Increase  (decrease)  in
          Accounts  payable                              (163,229)    1,083,036
          Accrued  expenses                               685,001        52,718
          Refundable  deposits                           (599,049)      629,735
                                                      -----------   -----------
          Net cash provided  by (used
          in) operating activities                       (648,036)      868,244
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital  expenditures                                         -       (37,243)
  Proceeds  from  available-for-sale
    equity  securities                                          -        20,260
                                                      -----------   -----------
          Net  cash  provided  by
          (used in) investing activities                        -       (16,983)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds  from  borrowings                            3,693,325     4,486,810
  Payments  on  borrowings                             (3,258,790)   (5,261,731)
                                                      -----------   -----------
          Net cash provided by (used in)
            financing activities                          434,535      (774,921)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                              (213,501)       76,340

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                                   211,356       135,016
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS
  (OVERDRAFT) AT END OF YEAR                          $    (2,145)  $   211,356
                                                      ===========   ===========

     The accompany notes are an integral part of these financial statements

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002          2001
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash  paid  during  the  year  for -
  ------------------------------------
  Interest                                            $   260,928   $   493,000
  Income  taxes                                                 -             -

  Noncash investing and financing activities -
  --------------------------------------------

2001 -
  Exchange  of  common stock for a reduction in a note payable from a related party  of $100,000 and  interest  of  $20,000.
  Exchange of common stock for Board of Directors fees of $78,000 Exchange of redeemable common stock upon legal settlement of $150,000. Exchange of common stock for legal services of $202,500.

2000 -
  Exchange of note receivable from related party of $165,617 and $134,383 of accrued interest thereon for acquisition of treasury stock.


     The accompany notes are an integral part of these financial statements

                AVIATION GENERAL, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE  A  -  ORGANIZATION  AND  OPERATIONS

     Aviation General, Incorporated (AGI) was incorporated August 4, 1998 under the laws of the State of Delaware, and is the successor to the operations of Commander Aircraft Company (CAC). AGI is a holding company which, through its wholly owned subsidiaries, CAC and Strategic Jet Services, Inc. (SJS) (collectively referred to as the Company), manufactures, markets, and provides support services for single engine, high performance Commander aircraft and to a lesser extent provides sales and service of other pre-owned aircraft. The Company also provides consulting, sales, brokerage, and refurbishment services for jet aircraft through SJS.

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

     1.     Principles  of  Consolidation
            -----------------------------

     The Company consolidates the accounts of its subsidiaries, CAC and SJS. All intercompany balances and transactions are eliminated in consolidation.

     2.     Cash  and  Cash  Equivalents
            ----------------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. As of December 31, 2001, the Company had approximately $212,000 on deposit at one financial institution. The Company had a bank overdraft of $(2,145) at December 31, 2002.

     3.     Investments
            -----------

The Company had an investment consisting of 245,000 shares of Stratesec Inc. common stock which had historically been classified as an available-for-sale security and reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

However, during 2002, certain information has come to the Company's attention concerning the ability of Stratesec's stock to recover its fair value. Among these are deteriorating financial condition, the lack of development of merger or acquisition opportunities and notification from the American Stock Exchange on July 18, 2002 that Stratesec does not meet minimum equity requirements and is subject to being de-listed. Based on the above facts an impairment loss of approximately $396,000 has occurred and has been recorded as a charge to earnings. At December 31, 2001, unrealized losses, net of income tax effects, of $(253,873) had been recorded in accumulated other comprehensive income.

            -------------------------

     The components of other comprehensive income (loss) are as follows for the years ended December 31:

                                                          2002         2001
                                                       ---------    ----------
      Unrealized  holding  gains  (losses)  arising
        during  the  period                            $       -    $(440,640)
      Less  reclassification  adjustment  for  net
        realized  losses  included  in  net  income      253,873       14,508
      Income  tax  benefit  (expense)                          -       58,568
                                                       ---------    ---------

          Other  comprehensive  income  (loss)         $ 253,873    $(367,564)
                                                       =========    =========

     4.     Revenue  Recognition
            --------------------

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

     5.     Inventories
            -----------

     Inventories consist primarily of finished goods and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price.
Inventory  components  were  as  follows  at  December  31,  2002:

                                                               2002
                                                          ------------
     Raw  materials                                       $  1,321,993
     Work  in  process                                         510,506
     New  and  pre-owned  aircraft                           1,359,782
     Other                                                      19,250
                                                          ------------

                                                          $  3,211,531
                                                          ============

During 2002 and 2001, certain indirect costs of manufacturing, primarily excess capacity costs, were considered abnormal and treated as current period charges rather than as a portion of inventory costs. Such costs, totaling approximately $662,000 and $991,000 for 2002 and 2001, respectively, are included in cost of sales - aircraft.

During 2002 the Company recognized an impairment loss of $1,758,620 associated with writing the inventory to the lower of cost or market.

     6.     Property  and  Equipment
            ------------------------

     Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over estimated useful lives of five to seven years for vehicles and aircraft, three to five years for office equipment and furniture, seven to ten years for leasehold improvements, and ten to fifteen years for manufacturing equipment and tooling.

     Depreciation expense was $130,684 and $120,098 for 2002 and 2001, respectively.

     7.     Income  Taxes
            -------------

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

     8.     Refundable  Deposits
            --------------------

     Refundable deposits consist of payments made by customers prior to having repairs performed on their aircraft and deposits on aircraft being produced. These deposits are recognized as revenue in the period the services are completed or the aircraft sale is recognized.

     9.     Prepaid  Advertising  and  Advertising  Costs
           ----------------------------------------------

     The Company expenses the cost of advertising as incurred, except for prepaid advertising. Prepaid advertising largely consists of costs for future magazine advertisements. These costs are expensed when the advertisements are published. Advertising expense for the years ended December 31, 2002 and 2001 was approximately $5,363 and $198,000, respectively.

     10.     Earnings  (Loss)  Per  Common  Share
             ------------------------------------

     Basic earnings (loss) per common share are calculated based on the weighted average number of common shares outstanding during the year, including redeemable common shares. Diluted earnings (loss) per common share has been computed based on the assumption that all dilutive options and warrants are exercised using the treasury stock method.

     11.     Use  of  Estimates
             ------------------

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

     12.     New  Accounting  Pronouncements
             -------------------------------

     In   2001,   the   Financial  Accounting   Standards  Board    issued   new
pronouncements: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

     13.     Going  Concern
             --------------

     During the years ended December 31, 2001 and 2002, the Company incurred net (losses) of ($5,519,592) and ($4,285,111), respectively. As of December 31, 2002, the Company had a negative working capital of ($1,729,244) and a deficit net worth of ($2,623,575). On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company, filed petitions for relief under Chapter 11 of the federal bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The ability of the Company to continue as a going concern is dependent upon the Company's ability to successfully reorganize Commander Aircraft Company, to attain a satisfactory level of profitability, and to obtain suitable and adequate financing. There can be no assurance that these objectives can be achieved. The financial statements do not include any adjustments that might result from the outcome of this uncertainty nor do they take into effect any adjustments that might occur as a result of a successful plan to reorganize Commander Aircraft Company. See Note C for further details.

     14.     Product  Warranties  and  Liability
             -----------------------------------

     The Company follows the policy of accruing $5,000 in projected product warranty cost associated with each new aircraft sold. Any portion of this accrual that is not used within the five year warranty period is recognized as income at the end of the warranty period. Costs exceeding the $5,000 accrual per plane are charged to current operations as they are incurred and an additional accrual is recorded to cover the remaining warranty period on that plane. Warranty costs for the years ended December 31, 2002 and 2001 were $61,052 and $41,500, respectively.

     The Company does not carry any product liability insurance and recognizes product liability costs at such time as a claim arises and an estimate of the ultimate liability associated with the claim can be determined. Product liability costs for the years ended December 31, 2002 and 2001 were $200,000 and $150,000, respectively.

     15.     Impairment  of  Long-Lived  Assets
             ----------------------------------

     The Company evaluates long-lived assets for potential impairment in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company has not recognized any impairments of its long-term assets that might occur as a result of its inability to continue as a going concern.

NOTE  C  -  PETITION  FOR  RELIEF  UNDER  CHAPTER  11

     On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the
District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31, 2002 balance sheet as "liabilities subject to compromise." Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment.

     The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties totaling $75,000.

NOTE  C  -  NOTE  RECEIVABLE

     From time to time, the Company finances the sale of new aircraft with notes receivable from customers which are collateralized by the aircraft. At December 31, 2001, the Company had one note receivable which matures February 1, 2005 and bears interest at prime plus 1.5%. This note was paid in full during the year ended December 31, 2002.

NOTE  D  -  NOTES  PAYABLE

     Notes payable consist of the following at December 31,  2002:
                                                                     2002
                                                                  ----------
       Revolving  credit  facilities  (a)                         $1,359,819

       Note  payable  to individual, 0% interest,
         payable at confirmation of bankruptcy
         plan  confirmation.                                         200,000

       Note  payable  to  an individual, payable
         December 31, 2004.  Convertible to common
         stock  at  $.85 a share.  Interest due
         semi annually at the end of  June and
         December  until  maturity.  Collateralized
         by Commander Aircraft Company's inventory
         and  fixed  assets.                                       1,000,000

       Note payable to individual, payable in
         monthly installments of $8,699, including
         interest at 8%, through  September 30, 2002;
         uncollateralized                                             34,795
                                                                  ----------

                                                                  $2,594,614
                                                                  ==========

(a) The revolving credit facilities may be drawn down to manufacture new and purchase pre-owned aircraft. Interest is payable monthly at fixed rates of 8% to 8.5% with specific draws and accrued unpaid interest thereon generally due within six months. The facilities are collateralized by specific new and pre-owned aircraft. The revolving credit facilities are subject to certain covenants and the Company was not in compliance with covenants on one of the facilities at December 31, 2002. In the bankruptcy plan of reorganization, the credit facilities are secured debt and are not impaired.

NOTE  E  -  DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2002 and 2001. Such information does not purport to represent the aggregate net fair value of the
Company:

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

                                                                  2002
                                                      -------------------------
                                                         Carrying       Fair
                                                          amount        value
                                                      ------------  -----------
     Cash and cash equivalents (overdraft)            $    (2,145)  $   (2,145)
     Notes  payable                                   $(2,594,614)   (2,594,614)

NOTE  F  -  STOCK  OPTION  PLAN

     In December 1993, the Company approved a stock option plan for issuance of options to purchase up to 300,000 shares of common stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance has subsequently been increased to 3,300,000 shares. The stock option plan also provides for automatic grants of options to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 2002, approximately 952,000 shares remain to be granted under the plan. The stock options generally vest ratably over a three-year period and the exercise price of all options equaled or exceeded market price of the stock at the date of grant.

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

                                               2002          2001        2000
                                           ------------  ------------  --------
     Net  (loss):
       As  reported                        $(4,284,744)  $(5,519,592)  $450,033
       Pro  forma                           (4,397,114)   (5,932,547)    17,407

     (Loss)  per  share,
     basic  and  diluted
       As  reported                        $      (.60)   $     (.84)  $    .07
      Pro  forma                           $      (.62)   $     (.90)  $    .01

NOTE  F  -  STOCK  OPTION  PLAN  -  CONTINUED

     The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: No expected dividends; expected volatility of 75% and 75%, risk-free interest rate of 4% and 4.3%, and expected lives of three years.

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

     A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001 and changes during the years ending on those dates is presented below.

                                                  2002                  2001
                                            -------------------  -------------------
                                                       Weighted             Weighted
                                                       average              average
                                                       exercise             exercise
                                             Shares    price      Shares    price
                                            ---------  --------  ---------  --------
     Outstanding at beginning of year       2,655,550  $1.49     2,394,667  $2.15
     Granted                                  661,000  $ .33     1,123,383  $0.48
     Exercised                                      -  $   -             -      -
     Expired                                 (422,167) $1.60      (117,500) $2.57
     Forfeited                               (561,300) $1.39      (745,000) $1.85

     Outstanding  at end of year            2,333,083  $1.14     2,655,550  $1.49

     Options  exercisable  at  year  end    1,672,083  $1.44       993,076  $2.17

     Weighted  average  fair  value  of
       options granted  during  the  year              $ .17                $0.23

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

                                                   Options  outstanding          Options exercisable
                                          ------------------------------------   ---------------------
                                                         Weighted
                                                          average     Weighted                Weighted
                                             Number      remaining     average     Number      average
                                          outstanding   contractual   exercise   exercisable   exercise
                                          at 12/31/02      life         price    at 12/31/02     price
                                          -----------   -----------   --------   -----------   --------
     Range  of  exercise  prices
       $0.33  to  $1.38                    1,529,017        1.97        $0.46            -           -
       $1.39  to  $1.75                       77,500         .88        $1.56       77,500       $1.56
       $1.76  to $2.75                       726,566         .67        $2.53      726,566       $2.53
                                           ---------                               -------

       $0.50  to  $2.75                    2,333,083                               804,066
                                           =========                               =======

NOTE  G  -  LEASES

     The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 2004. Rental expense under these leases was approximately $287,000 and $287,000 for the years ended December 31, 2002 and 2001, respectively.

     The Company's lease for office space, hangar space, and its manufacturing and service facility was a revocable permit to lease the facility. The permit required monthly rentals in the same amounts as the original lease. The permit further required the Company to pay outstanding delinquent amounts plus penalties as defined in the permit. On April 23, 2003, the Company transferred its lease to a third party. The Company negotiated a 3.5 year sub-lease with this third party for 50,011 square feet of manufacturing, service and office space, guaranteed renewable at six month intervals. The Company also agreed to pay $94,359 in past due rent to this third party.

          The future annual minimum lease payments under the April 23, 2003 operating lease are as follows:

     Year  ending  December  31,
                   2003                                    $ 75,600
                   2004                                     113,400
                   2005                                     113,400
                   2006                                      94,500
                                                           --------

                   Total future minimum lease payments     $396,900
                                                           ========

NOTE  H  -  SALES  CONCENTRATIONS

     The  geographic  sales  of  the  Company's  new  aircraft  are  as follows:

                                     2002                  2001
                               -----------------     -----------------
                               Number     Amount     Number     Amount
                               ------   ----------   ------   ----------
     United  States              6      $3,758,426      7     $3,883,801
     Europe                      -                      1        505,225

     Pre-owned aircraft sold during 2002 in the United States was 16, totaling $3,654,093. Brokerage commissions of $138,482 were received in 2002 as a selling agent for pre-owned aircraft.

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

     During 2001, 130,000 shares of common stock having a fair value at the date of issue of $78,000 were issued to members of the Board of Directors in exchange for services provided. During 2002, 115,152 shares of common stock having a fair value at the date of issue of $45,000 were issued to members of the Board of Directors in exchange for services provided.

     At December 31, 2001, amounts payable for brochures and publications to a company controlled by the Chairman of the Board of Directors were approximately $33,000. Purchases from this entity were approximately $38,000 and $15,000 for the years ended December 31, 2001 and 2000. There were no purchases from this entity in 2002.

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

     Components of the net deferred tax assets (liabilities) rounded to the nearest thousand are as follows at December 31, 2002:

                                                                       2002
                                                                   ------------
     Deferred  tax  assets  (liabilities)
       Note  receivable  from  related  party                      $    613,000
       Inventories                                                    1,152,000
       Depreciation  and  amortization                                 (106,000)
       Unrealized  losses  (gains)  on  investments                           -
       Accrued  liabilities                                              98,000
       Net  operating  loss  carryforwards                           13,600,000
                                                                   ------------
                                                                     15,357,000
     Valuation  allowance                                           (15,357,000)
                                                                   ------------

       Total  deferred  tax  liabilities                           $          -
                                                                   ============

     The valuation allowance on tax assets increased $1,655,000 and $2,418,000 in 2002 and 2001, respectively, primarily due to the generation of net operating loss carryforwards in both years.

     The  Company's  net  operating  loss  carryforwards will expire as follows:

     Year  ending  December  31,
          2005                                 $  2,998,231
          2006                                       17,434
          2007                                    6,466,819
          2008                                    3,982,473
          2009                                    4,523,401
          2010                                    2,279,486
          2011                                    3,445,366
          2012                                    1,869,674
          2018                                    1,681,538
          2019                                      438,829
          2021                                    3,298,986
          2022                                    2,888,549
                                               ------------

     Total net operating loss carryforwards    $ 33,890,786
                                               ============

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

     During 2001, the Company executed an employment contract with its President and Chief Executive Officer through August 2006 which provides for a specified annual salary, subject to periodic adjustments and incentives. Should the Company terminate this executive without cause (as defined), the Company will be obligated to pay the executive an amount equal to his salary in effect at termination through the expiration of the term of the agreement. Further, should a termination without cause occur within two years following a change in control (as defined), the Company will pay the executive an additional amount equal to 2.99 times the executives salary in effect at the time of such change in control. The contract also includes a noncompete clause effective throughout the term of the employment contract and for a period of one year thereafter.

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

     On September 24, 2002 the Company's common stock was delisted from theNasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement .

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

NOTE  N  -  EMPLOYEE  BENEFIT  PLANS

     The Company has a profit sharing 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their compensation. The Company contributes an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation. However, additional contributions may be made at the Company's discretion. Expense under the plan was approximately $19,000 and $20,000 for 2002 and 2001, respectively.

     Through December 31, 2001, the Company had a contributory health care benefit plan covering substantially all employees and eligible dependents. The plan provided for covered major medical expense benefits subject to certain deductibles, coinsurance provisions, and lifetime maximums. Through October 31, 2001, the plan had certain stop-loss coverage under an insurance policy that provided for payments of covered benefits in excess of $25,000 per year per covered person. The policy also provided an aggregate monthly stop-loss for the plan based on number of covered persons. Effective October 31, 2001, due to a lapse in insurance coverage, the Company became uninsured on this plan for benefit claims occurring through December 31, 2001. As of January 1, 2002, the Company terminated its employee health care benefits. Management has accrued amounts, which it believes are sufficient to cover claims for incidents occurring from October 31, 2001 through December 31, 2001. Expense under the plan was approximately $26,117 and $338,000 for 2002 and 2001, respectively.

NOTE  O  -  SEGMENT  INFORMATION

     The Company operates in the segments of piston engine aircraft manufacturing sales and service and jet aircraft brokerage and refurbishment. Information concerning the Company's reportable segments are as follows for the years ended December 31:

                                                        2002          2001
                                                    -----------   -----------
     Revenues:
       Jet aircraft brokerage and refurbishment     $   122,732   $    95,000
         Aircraft sales and service                   8,320,684     9,392,795
                                                    -----------   -----------

          Total                                     $ 8,443,416   $ 9,487,795
                                                    ===========   ===========

     Operating  income  (loss):
       Jet aircraft brokerage and refurbishment     $    19,732   $  (223,486)
         Aircraft  sales  and  service               (3,410,650)   (4,670,771)
                                                    -----------   -----------

          Total                                     $(3,390,918)  $(4,894,257)
                                                    ===========   ===========

     Assets:
       Jet aircraft brokerage and refurbishment     $         -   $     3,871
         Aircraft  sales  and  service                3,715,022     7,299,986
                                                    -----------   -----------

          Total                                     $ 3,715,022   $ 7,303,857
                                                    ===========   ===========

                                                   Jet aircraft
                                                   brokerage and  Aircraft sales  Consolidated
                                                   refurbishment   and  service      total
                                                   -------------  --------------  ------------
Other  significant  items  -  2002:
  Interest  income                                  $         -   $     1,929   $      1,929
  Interest  expense                                           -       243,414        243,414
  Depreciation  and  amortization                             -       130,684        130,684
  Expenditures  for  long-lived  assets                       -             -              -

Other  significant  items  -  2001:
  Interest  income                                  $       566   $    14,784   $     15,350
  Interest  expense                                           -       498,715        498,715
  Depreciation  and  amortization                         1,487       118,611        120,098
  Expenditures  for  long-lived  assets                       -        37,243         37,243


NOTE  P  -  EARNINGS  (LOSS)  PER  SHARE

     The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share assuming dilution at December 31:

                                                        2002          2001
                                                    -----------   -----------
     Numerator
       Net  (loss)                                  $(4,284,744)  $(5,519,592)

       Denominator for earnings (loss) per share
         Weighted average shares outstanding, basic   7,143,250     6,581,467
         Effect of dilutive securities -
           stock  options                                     -             -

       Denominator  for earnings (loss) per share
         assuming dilution                            7,143,250     6,581,467

       (Loss)  per share, basic                     $      (.60)  $      (.84)

       (Loss) per share, assuming dilution          $      (.60)  $      (.84)

     Outstanding options of 2,655,550, and 1,278,366, for the years ended December 31, 2002, and 2001, respectively, have been excluded from the above calculations as they would be antidilutive.

NOTE  Q  -  MANAGEMENT  PLANS

     During the second half of 2002, the Company experienced an abrupt lull and slowdown of its business, evidenced by cancellation or postponement of several new and pre-owned aircraft orders and the absence of prospective new business. Management continued to reduce its overhead expenses including employee layoffs, terminating the business operations of Strategic Jet Services, Inc., and suspending new aircraft production.

     On December 27, 2002, Commander Aircraft Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code for the District of Delaware. Management's plan was to go forward and:

     - Continue CAC's operations and provide service and support to the fleet of Commander aircraft owners, refurbishment services, parts, and pre-owned aircraft brokerage.
     - Secure adequate Debtor in Possession ("DIP") financing to allow CAC to continue to operate.
     - Develop, secure, and establish investor funding for a financial reorganization plan that would allow CAC to emerge from bankruptcy to the satisfaction of its creditors and with minimal dilution to its shareholders.

     Management has been successful in fulfilling these objectives, culminating in a court-confirmed reorganization plan, dated December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended, with Tiger Aircraft LLC or affiliate, which has been providing CAC with interim DIP financing, as the investor.

     Pursuant to the confirmed bankruptcy plan and agreement with Tiger, Tiger will invest approximately $2.8 million in Aviation General, Incorporated in return for an 80% ownership interest in AGI. Approximately $2 million will be used to settle with creditors in accordance with CAC's bankruptcy plan, and the remainder will be used for working capital. Pursuant to the agreement with Tiger, AGI must secure the approval of the agreement from its shareholders as well as their authorization to amend the Company's Certificate of Incorporation to increase the Company's authorized common shares from 20,000,000 shares to 100,000,000 shares. The Company currently has 20,000,000 common shares authorized and approximately 7,000,000 common shares (excluding Treasury stock which will be retired) issued and outstanding. The agreement with Tiger will necessitate the issuance of approximately 28,000,000 new common shares of stock to Tiger, resulting in a total of approximately 35,000,000 shares issued and outstanding.

     CAC plans to resume new aircraft production following the consummation of the transaction with Tiger and proceed to operate within the business model and strategies articulated in this document.

NOTE  R  -  SUBSEQUENT  EVENTS

     On December 10, 2003 the Company's wholly owned subsidiary, Commander Aircraft Company (Commander), received confirmation of the First Amended Plan under Chapter 11 of the Bankruptcy Code filed by Commander on July 5, 2003 as amended on July 30, 2003 and December 10, 2003. The plan outlines the classes of claims and their treatments as follows:

     Class A (Administrative Claims). Class A consists of Administrative Claims, including Professional Claims, whether secured or unsecured, including the Debtor in Possession Loan. Claims in Class A approved and Allowed by the Court shall be paid in full, in cash, by Commander on the Effective Date of the Plan or as soon thereafter as the amount thereof can be fixed, unless a different treatment is agreed to or provided for in this Plan. Administrative Claims which by their terms are not due and payable on or before the Effective Date shall be paid as and when due. This class is not impaired. As of December 31,2002 the Company had $350,000 in Class A claims payable.

     Class B (Priority Claims). Class B consists of Priority Claims under 11 U.S.C. 507 other than Administrative Claims and Priority Tax Claims. Allowed Claims in Class B shall be paid in full, in cash, by Commander on the Effective Date of the Plan or as soon thereafter as the amount thereof can be fixed, unless a different treatment is agreed to or provided for in this Plan. This class is not impaired. As of December 31, 2002 the Company had $112,000 in Class B claims payable.

     Class C (Priority Tax Claims). Class C consists of Priority Tax Claims Pursuant to 11 U.S.C. 507(a)(8). In full and complete satisfaction of the obligation of Commander and all co-debtors (including responsible parties against whom trust fund taxes have been or may potentially be assessed) on Claims in Class C, such claims shall be paid in full in deferred cash payments, with simple interest at 6% p.a. running from the Effective Date of the Plan until paid, amortized over 20 equal quarterly payments. Any contrary interpretation of the foregoing provision notwithstanding, Commander shall pay each Class C claim or relevant portion thereof in full on or before the sixth anniversary of the assessment date of each portion of such claim; provided, however, that any Creditor to which this provision applies must apply all payments on Class C claims to such claims in the order of assessment. If a holder of a Class C claim declares Commander to be in default of Commander's obligations to it under the Plan, and such default is not cured within 20 days after receipt by Commander and its counsel of the notice thereof by certified mail, then the entire liability shall become immediately due and payable, and such creditor may exercise any rights available under applicable non-bankruptcy law to collect such liability from Commander or any co-debtor or responsible party. As of December 31, 2002 the Company had $150,000 in Class C claims payable.

     Class D (Secured Claim of Nyltiak). Class D consists of the secured pre-petition claim of Nyltiak Investments, LLC. The holder of the claim in Class D shall retain its pre-petition lien on the Commander's Assets, and Commander shall cure any pre- and post-petition arrearages (including all accrued interest at the non-default rate, fees, and other charges) in cash on the Effective Date of the Plan, and shall, on the Effective Date of the Plan, make a payment in the amount necessary to reduce the outstanding balance to $500,000, which shall fully satisfy the replacement lien and administrative claim. Any non-monetary defaults of Commander and any co-Debtor existing on the Petition Date and/or the Effective Date shall be waived and deemed cured, with all interest paid at the non-default rate with no late fees. All pre-payment penalties shall be waived. Thereafter, Commander shall pay the claim in accordance with the contract terms, except that the following terms of the loan documents dated July 22, 2002 shall be deleted and of no further force or effect as to any party or guarantor to said documents: Securities Purchase Agreement, Section 4 ("Covenants," including reservation of shares), Section 5 ("Right of First Offer"), and Section 6 ("Transfer Agent Instructions"); Secured Convertible Note, Article I (option to convert note into AGI shares), Article III, Sections 3.2 and 3.2 (Redemption),
Article  IV,  Section  4.2 (default for failure to issue conversion shares), and
Article V, Section 5.10 (notice of corporate events); and the entirety of the Investor Rights Agreement. Tiger Aircraft, LLC, shall provide an additional guaranty to the Nyltiak loan in a form substantially similar to that of the existing guarantors. Provided payments hereunder are not in default, the Debtor may sell Inventory in the ordinary course of business free and clear of the lien of Nyltiak, which lien shall be replaced by a replacement lien on Inventory of the types to which its pre-petition lien attaches, manufactured or acquired after the Petition Date, in an amount equal to the value of the Nyltiak lien on Inventory sold after the Petition Date. This class is impaired. As of December 31, 2002, the Company had $650,000 in Class D claims payable.

     Class E (Secured Claim of the IRS). Class E consists of the claim of the Internal Revenue Service secured by a pre-petition tax lien. In full and complete satisfaction of the obligation of Commander and all co-debtors (including responsible parties against whom trust fund taxes may potentially be assessed) on the claim in Class E, the holder of such claim shall retain its pre-petition lien until paid in full, and such claim shall be paid in full in deferred cash payments, with simple interest at 6% p.a. running from the Effective Date of the Plan until paid, amortized over 20 equal quarterly payments. If a holder of a Class E claim declares Commander to be in default of Commander's obligations to it under the Plan, and such default is not cured within 20 days after receipt by Commander and its counsel of the notice thereof by certified mail, then the entire liability shall become immediately due and payable, and such creditor may exercise any rights available under applicable non-bankruptcy law to collect such liability from Commander or any co-debtor or responsible party. Provided payments hereunder are not in default which has not been cured as provided in the preceding sentence, Commander may sell inventory in the ordinary course of business free and clear of the lien of the IRS, which lien shall be replaced by a replacement lien on inventory manufactured or acquired after the Petition Date in an amount equal to the value of the IRS lien on inventory sold after the Petition Date, said replacement lien to be junior to the lien of Nyltiak on inventory of the types to which Nyltiak's pre-petition lien attaches. This class is impaired. As of December 31, 2002, the Company had $552,891 in Class E claims payable.

     Class F (Secured Claim of Uptown Bank). Class F consists of the secured claim of Uptown National Bank of Chicago or its successor in interest, Bridgeview Bank and TrustIn full and complete satisfaction of the obligation of Commander and all co-debtors on the claim in Class F, the holder of the claim in Class F shall retain its pre-petition lien on Commander's assets, and Commander shall pay interest and other accrued charges through the Effective Date at the contract rate in cash on the effective date of the Plan. Thereafter, interest shall accrue at the rate of 8% p.a. on the outstanding principal balance allocable to each aircraft. Upon the sale of any aircraft which is Collateral for this claim, the Debtor shall pay the loan balance allocable to such aircraft in full, with all accrued interest and other charges, and the lien on such aircraft shall thereupon be released. Each 6 months after the Effective Date, the Debtor shall pay all accrued interest to date, plus a curtailment of 10% of the then-outstanding principal balance. In the event any portion of the claim remains unpaid on the second anniversary of the Effective Date, the Debtor shall, as to each aircraft which is Collateral for the Claim, either (a) fully pay in cash the balance of the claim allocable to such aircraft, or (b) surrender the aircraft to the Holder of the Claim in full satisfaction of the claim allocable to such aircraft. This class is impaired. As of December 31, 2002, the Company had $1,242,648 in Class F claims payable.

     Class G (Any other Secured Claim). Class G consists of any Allowed Secured Claim other than those in Classes A, D, E, F, J, or L. Any holder of an Allowed Claim in Class G shall retain its pre-petition lien on Commander's Assets, and Commander shall cure any pre- and post-petition arrearages in cash on the Effective Date of the Plan (such that the claim of the U.S. Department of Labor and any other such claim due in full under the terms thereof will be paid in cash on the Effective Date of the Plan). Any dispute as to the allowance of such Claim or the amount thereof, and/or the amount necessary to cure such arrearages shall be submitted to the Court for determination, with any undisputed amount paid on the Effective Date of the plan and any additional amount upon entry of a Final Order fixing the amount thereof. Any non-monetary defaults of Commander and any co-Debtor existing on the

     Petition Date and/or the Effective Date shall be waived and deemed cured. Thereafter, Commander shall pay the claim in accordance with the contract terms or applicable law. With respect to the claim of the U.S. Department of Labor, to the extent of payments made under Classes B, I and/or J directly to the employees on whose behalf or for whose wages which the Department of Labor claim was brought, such payments shall be credited to the payment due on such claim to the Department of Labor. To the extent that the amounts reflected in the USDOL claim are not paid (either directly or to the wage claimants as provided herein) in full in cash by the Effective Date, the USDOL, seven days after written notice to the debtor, shall exercise any and all of its administrative and judicial remedies to collect any amounts due the

     USDOL from any debtor or non-debtor without further Court Order. This class is not impairedAs of December 31, 2002 the Company had $78,841 in Class G claims payable.

     Class H (Unliquidated tort/warranty claims for pre-petition personal injury, property damage, or wrongful or death). Class H consists of all tort and warranty claims for personal injury, property damage or wrongful death that were unliquidated or in litigation as of the Petition Date, including any subrogation claims. The claim(s) in Class H shall be paid a total of $100,000.00 in cash on the Effective Date in full satisfaction of their claim(s) against Commander and Aviation General, Incorporated. In the event more than one such claim is filed before the Bar Date and is allowed, such amount shall be placed in an interest-bearing account until the allowed amount of the Class H claims is liquidated, such amount to be divided pro rata among the holders of such claims upon liquidation thereof. If there are no such claims ultimately allowed, or if such claims are allowed in an amount such that the Class H claims would receive less than a total of $100,000 were they included in Class I, the Debtor shall apply the $100,000 to the payment of the Class I Claims and the Class H Claims shall be treated as Class I claims. In the event that Class H votes to accept this Plan, no holder of a Class H claim objects to this Plan or appeals the Confirmation Order, and the holders of all Class H claims agree on or before the Effective Date on allocation of payments to the holders of Class H claims, the total payment to the holder(s) of Class H claims shall be increased to $200,000.00 and shall be paid on the Effective Date in full satisfaction of such claims. This class is impaired. As of December 31, 2002, the Company had $200,000 in Class H payables.

     Class I (General Unsecured Claims). Class I consists of Unsecured Non-Priority Claims other than those in Class H, J, or L. General unsecured claims shall be paid as follows: $500,000 shall be placed in an interest-bearing bank account on the Effective Date of the Plan, and shall be distributed pro rata to the holders of allowed Class I claims within 30 days of the Effective Date. The pro-rata share of the claimed amount of any claims which are then subject to objections as to which a Final Order has not been entered shall remain in the bank account until a Final Order is entered. When Final Orders are entered disallowing or allowing and liquidating all Class I claims, the remaining funds in the bank account shall be distributed to the holders of all Class I claims pro rata. This class is impaired. As of December 31, 2002, the Company had $1,810,000 in Class I payables.

     Class J (Small Claims administrative convenience class). Class J consists of any Claims (other than Class K or L claims) in an amount less than $500.00, or as to which the holder thereof elects to receive treatment as a Class J claim. Class J claims shall be paid in cash on the Effective Date of the Plan in the allowed amount thereof (or $500.00 in the event of holders of claims in other classes electing treatment under Class J), in full satisfaction of such claims. This class is not impaired. As of December 31, 2003, the Company had $12,500 in Class J payables.

     Class K (Equity Claims). Class K consists of any Claims based upon Equity Interests. The existing stock of the Debtor, 100% of which is owned by Aviation General, Incorporated, shall be cancelled. This class is impaired.

     Class L (Corporate Family Claims). Class L consists of any Claims of Aviation General, Incorporated, and/or Strategic Jet Services, Inc. Class L claims shall be discharged and shall not be paid; in consideration thereof, all claims of Commander and the Estate against Aviation General, Incorporated ("AGI"), and/or Strategic Jet Services, Inc. ("SJS"), existing as of the Confirmation Date shall be released. Nothing in this plan shall relieve AGI or SJS of any obligation to the Debtor expressly set forth in this Plan, nor of any obligation owed directly to any Creditor.

     Commander will fund this Plan primarily from the issuance of new stock. Commander's existing 100% shareholder, Aviation General, Incorporated ("AGI"), has agreed to purchase, on the Effective Date of the Plan, 2000 newly-issued shares of the stock of Commander, which stock shall be sold to it for $1000 per share ($2,000,000). Such shares shall not be subject to Nyltiak's lien. To the extent additional funds are needed to implement this Plan or for working capital, AGI has agreed to purchase at that same price up to 800 additional shares of stock of Commander ($800,000), upon the request of Commander, at any time during the 5 years after the Effective Date of the Plan.

     AGI shall fund this acquisition through the sale to Tiger Aircraft, LLC, of shares constituting 80% of the share capital of AGI for a total purchase price of $2.8 million (of which $2.3 million will be paid in cash on the effective date and $500,000 in a demand note at 6% interest). Tiger shall also guarantee payment of the remaining claim in Class D, and shall guarantee AGI's performance of Commander's option to sell the 800 additional Commander shares at $1000/share.

     "Effective Date" means March 31, 2004, or such earlier date as Tiger, AGI, and Commander may jointly agree upon, provided that the Effective Date may not be earlier than the first Business Day after the Confirmation Order becomes a Final Order. The date of March 31, 2004, may be extended only on written consent of counsel for the Creditors Committee, counsel for the U.S. Department of Labor, and counsel for Nyltiak Investments, LLC. In the event that Tiger does not close under the Stock Purchase Agreement by March 31, 2003 (or such later date as may be agreed by the Debtor, AGI, Tiger, the Committee, the DoL, and Nyltiak), this Confirmation Order shall be void and of no further force or effect

     The following is a summary of the quarterly results of operations for the years ended December 31:

                                                       2002
                                              Three  months  ended
                                March  31   June  30   September  30  December  31
     Total  net  sales         $1,504,821  $4,729,309    $ 1,674,338  $   534,948
     Gross  margin                272,232     108,986         47,220      505,543
     Net  loss                   (290,185)   (411,956)    (1,288,804)  (2,294,166)
     Net loss per share,
       basic and diluted            (0.04)      (0.06)         (0.18)       (0.32)

                                                       2001
                                              Three  months  ended
                                March  31   June  30   September  30  December  31
     Total net sales           $2,639,760  $3,219,008    $ 1,552,396  $ 2,076,631
     Gross  margin                381,674     523,783        290,553     (665,066)
     Net  loss                   (598,587)   (455,408)      (559,764   (3,905,833)
     Net loss per share,
       basic and diluted            (0.10)      (0.07)        (0.08)        (0.59)

                                                       2000
                                              Three  months  ended
                                March  31   June  30   September  30  December  31
     Total net sales           $3,942,575  $4,256,087    $ 4,804,798  $ 3,827,574
     Gross  margin                844,616     949,555      1,083,029    1,076,295
     Net  income                   38,183     113,049        252,353       46,448
     Net income per share,
       basic and diluted             0.01        0.02           0.04         0.01

     The sum of per-share amounts for the four quarters may differ from the annual per share amounts due to rounding and the required method of computing weighted average number of shares in the respective periods.


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

On November 4, 2003, the Aviation General, Incorporated appointed Murrell, Hall, McIntosh & Co PLLP as its independent auditors.

On February 14, 2003, Grant Thornton LLP ("Grant Thornton") resigned as independent auditors of Aviation General, Incorporated (the "Registrant"). Grant Thornton advised the Registrant that the reason for its resignation was that it had determined that in light of the Registrant's financial condition and size, the Registrant does not meet Grant Thornton's current criteria for public-company audit clients.

The reports of Grant Thornton as of and for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report on the Registrant's 2001 financial statements contained an explanatory paragraph describing an uncertainty about the Registrant's ability to continue as a going concern. During the two fiscal years ended December 31, 2001, and during the subsequent interim periods prior to February 14, 2003, there were no (i) disagreements between Grant Thornton and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements, or (ii) events as described in
Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except as described below.

On February 21, 2003, the Registrant filed a report on Form 8-K disclosing the resignation of Grant Thornton, and on March 7, 2003 the Registrant filed an amendment to the report on Form 8-K. The March 7 amendment included as an exhibit a letter from Grant Thornton dated March 5, 2003. The Registrant is further amending the report on Form 8-K to include under this Item 4 the following language, which was contained in Grant Thornton's March 5 letter previously filed as an exhibit. References to "we" and "us" in this excerpt from Grant Thornton's letter refer to Grant Thornton.

"On January 10, 2003, the Registrant filed a Form 10-QSB/A for the period ended June 30, 2002, in which the Registrant reported that:

     During the preparation of the third quarter 2002 financial statements, management identified certain excess capacity costs of approximately $662,000 which were capitalized as work in process inventories as of June 30, 2002. Management believes these costs were incurred primarily as a result of the reduced manufacturing environment and should have been expensed during the second quarter 2002.

Management reported this improper capitalization to us in November 2002. By way of a letter dated February 14, 2003 (Internal Control Communication), we notified the Registrant's Management and Audit Committee of certain matters involving internal control and its operation that we considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. More particularly, we informed them that "the reportable condition relating to `work in process inventory [that] included significant excess capacity costs that should have been expensed as incurred,'" in our view, constituted "a material weakness" We also noted in our Internal Control Communication that:

     We have been informed that management took appropriate remedial actions to amend the second quarter interim financial statements and implemented additional controls to provide reasonable assurance that excess capacity costs are expensed and not capitalized as work in process inventory.

Separately, and in addition to the matter involving the capitalization of excess capacity costs, we also pointed out in our February 14, 2003 Internal Control Communication that the Registrant's "current principal financial officer and existing accounting department staff may lack the requisite expertise needed for assessing and applying new and non-routine accounting principles and for preparing required financial and SEC reporting disclosures" and made recommendations for improvement."

We have responded to this concern by engaging the services of an outside Certified Public Accountant on a consulting basis to assist our principal financial offer with assessing and applying new and non-routine principles and in preparing financial and SEC reporting disclosures.

The Registrant furnished Grant Thornton with a copy of this amendment to its report and requested it to furnish the Registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the Registrant in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. A copy of Grant Thornton's letter is filed as
Exhibit  16  to  the  amendment  to  Form  8-K.

In light of cost considerations and concerns that Grant Thornton has regarding their independence as a result of monies owned to them by the Company, the company has not received authorization from Grant Thornton to resubmit their audit of the Company's financial statements for the year ending December 31, 2001 which was included in the Company's 2001 which was included in the Company's 2001 10KSB previously filed and which is identical to that submitted herewith in the Company's 10KSB for 2002.

                                    PART III
                                    --------

Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 2003 Proxy Statement, and the information included therein is incorporated by reference.

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
-------------------------------------------------------------------

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

Item  11.  Executive  Compensation
----------------------------------

The  following  table  reflects  the  required  disclosures  regarding Executive
Compensation  for  the  years  ended  December  31, 2002 and 2001, respectively.

                                 Annual Compensation                         Long-Term Compensation
                           --------------------------------   -----------------------------------------------
                                                                       Awards                  Payouts
                                                              -----------------------   ---------------------
                                                                           Securities
                                                              Restricted   Underlying
                                                                 Stock       Options                All Other
                                                                 Awards      Awarded      LTIP       Compen-
                           Year   Salary (1)  Bonus   Other   (in shares)  (in shares)   Payouts    sation (2)
                           ----   ----------  ------  -----   -----------  -----------   -------    ----------

Wirt D. Walker III
  Chairman and             2002   $ 127,846  $     -      -     10,000       120,000          -     $20,000
  Chief Executive
    Officer                2001   $ 128,077  $     -      -          -       120,000          -     $20,000

Mat  Goodman
  President/CEO            2002   $  68,457  $ 3,950      -     48,485        50,000          -     $     -
  Commander Aircraft
    Company, Inc.          2001   $  59,000  $70,072      -          -        53,133          -     $     -

John  DeHavilland
  Director                 2002   $  56,646  $     -      -          -             -          -     $20,000
                           2001   $  89,231  $65,385      -          -       180,000          -     $ 5,000

Glenn A. Jackson           2002   $   9,646  $     -      -          -             -          -     $     -
  Chief Financial
    Officer                2001   $       -  $     -      -          -             -          -     $     -

(1) Salary and bonus payments include voluntary salary reduction contributions to the Company's 401(k) savings plan
(2)  Amounts  paid  as  director's  fees  unless  otherwise  indicated

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
--------------------------------------------------------------------------------

The following table sets forth as of December 31, 2002, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

Name                                   Number  of  Shares    Percent  of  Total
----                                   ------------------    ------------------
Wirt  D.  Walker,  III  (1)(2)               916,447               12.0%

N.  Gene  Criss  (2)                         363,636                4.8%

John  deHavilland  (2)                       186,970                2.4%

Matthew  J.  Goodman  (2)                     81,977                1.0%

Carl  R.  Gull  (2)                           60,083                  *

Nyltiak  Investments,  LLC  (3)            1,176,471               15.1%

All  Officers  and  Directors              1,609,113               21.1%
as  a  Group  (5  persons)  (4)
-------------------------------

*  less  than  one  percent

(1) Includes 78,000 shares owned by a trust for the benefit of Mr. Walker's son and 117,000 shares owned by a trust for the benefit of Mr. Walker's mother, both of which Mr. Walker is the trustee. Does not include 261,714 shares owned by KuwAm Corporation, of which Mr. Walker is a Managing Director.
(2) Includes shares issuable upon exercise of options that are exercisable within 60 days, as follows: Mr. Walker, 311,665 shares; Mr. Criss, 303,333 shares; Mr. DeHavilland, 126,667 shares; Mr. Goodman, 61,177 shares; and Mr. Gull, 60,083 shares.
(3) Consists of shares that are issuable upon conversion of a convertible note held by Nyltiak Investments, LLC. James E. Lawson is the managing member of Nyltiak Investments and thus may be deemed to be the beneficial owner of shares owned by it.
(4) On December 31, 2002, executive officers and directors of the Company as a group (5 persons) held options to purchase an aggregate of 1,661,083 shares of Common Stock, representing approximately 58.9% of outstanding options at that date. The numbers set forth in this table include an aggregate of 862,925 shares underlying options, which are exercisable within 60 days of such date.

Item  13.  Certain  Relationships  and  Related  Transactions
-------------------------------------------------------------

Note E - Disclosures About Fair Value of Financial Instruments and Note I - Related Party Transactions, of the Notes to Consolidated Financial Statements for 2002 are hereby incorporated by reference.

                                    PART IV
                                    -------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and Reports of Form 8-K:
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
(a) (1) The following financial statements are included in Part II Item 8:

          Report  of  Independent  Public  Accountants                        16

          Financial  Statements:
          Consolidated  Balance  Sheets December 31, 2002                     17

          Consolidated  Statements  of  Operations  for  the
          years  ended  December  31,  2002 and  2001                         19

          Consolidated  Statement of Stockholders' Equity  for  the
          years  ended  2002 and  2001                                        20

          Consolidated  Statements  of  Cash  Flows  for  the
          years  ended December  31,  2002 and  2001                          21

          Notes  to  Consolidated  Financial  Statements                      23


        (2)   The following financial schedule for the years
        2002 and 2001 is submitted  herewith:

          Selected Quarterly Financial Data for the years ended December 31, 2002 and 2001 (unaudited)

              All other schedules are omitted because they are not
                applicable or the required information has been
            presented in the financial statements or notes thereto.

         (3) Exhibits included are hereby incorporated by reference to the Exhibit Index, page 48 of this report.

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

10.12 Nonstatutory Stock Option Agreement between the Company and Wirt D. Walker III dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K filed March 30, 1994.

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

10.17 Security Purchase Agreement dated July 22, 2002 between Aviation General, Incorporated and Nyltiak Investments, LLC filed August 14, 2002.

21        List  of  subsidiaries

31.2      Certification  of  Wirt D. Walker III

31.2      Certification  of  Glenn A. Jackson

32        Certification  of  Wirt D. Walker III  and  Glenn A. Jackson


Item  14.  Controls  and  Procedures
-------------------------------------

     Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of the date of the financial statements included in this report on Form 10KSB for December 31, 2002, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

     Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly effect the Company's disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 28th day of March 2001.

                              AVIATION  GENERAL  INCORPORATED




                              By:\s\  Wirt  D.  Walker  III
                                 -----------------------------------------------
                                 Wirt  D.  Walker  III

                              By:\s\  Glenn  A.  Jackson
                                 -----------------------------------------------
                                 Glenn  A.  Jackson


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed above by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal  Executive  Officers:

Wirt  D.  Walker  III        Chairman                           March  24,  2004
                             Chief  Executive  Officer
                             President

Principal  Financial  Officer  and  Accounting  Officer:

Glenn  A.  Jackson           Chief  Financial  Officer          March  24,  2004


Directors:

Wirt  D.  Walker  III        Director                           March  24,  2004