Form 10QSB
period 2003-03-31
AVIATION GENERAL INC
filed 2004-03-26
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Yes  X          No
        -----          -----

        There were 8,120,397 Shares of Common Stock Outstanding as of March 31, 2003

                                TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Condensed Balance Sheet - March 31, 2003

          Consolidated Condensed Statements of Operations  - For
            the Three Months Ended  March  31,  2003  and  2002

          Consolidated  Condensed  Statements  of  Shareholders'
            Equity  -  For the Three Months  Ended March  31,
            2003  and  2002

          Consolidated  Condensed  Statements  of Cash Flows -
            For the Three Months Ended March  31,  2003  and  2002

          Notes  to  Consolidated  Condensed  Financial  Statements

     Item  2.  Management's  Discussion  and  Analysis

     Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  5.  Other

     Item  6.  Exhibits  and  Reports  on  Form  8K

PART  I.  FINANCIAL  INFORMATION

ITEM  I.  FINANCIAL  STATEMENTS

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                     March 31,
                                     ASSETS                            2003
                                                                    -----------
CURRENT  ASSETS:
  Cash  and  cash  equivalents                                      $     4,449
  Accounts  receivable                                                   12,403
  Inventories                                                         2,924,868
  Prepaid expenses  and  other  assets                                    3,591
                                                                    -----------
          Total  current  assets                                      2,945,311
                                                                    -----------

PROPERTY  AND  EQUIPMENT:
  Office  equipment  and  furniture                                     365,373
  Vehicles  and  aircraft                                                95,115
  Manufacturing  equipment                                              384,979
  Tooling                                                               676,747
  Leasehold  improvements                                               112,748
                                                                    -----------
                                                                      1,634,962

  Less  accumulated  depreciation                                    (1,171,785)
                                                                    -----------

                                                                        463,177
                                                                    -----------

                                                                    $ 3,408,488
                                                                    ===========



                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                     March 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY             2003
                                                                    -----------
CURRENT  LIABILITIES:
  LIABILITIES  NOT  SUBJECT  TO  COMPROMISE -
    Accounts  payable                                               $   161,445
    Notes  payable                                                    1,500,509
                                                                    -----------
    Total current liabilities not subject to compromise               1,661,954
                                                                    -----------


  LIABILITIES  SUBJECT  TO  COMPROMISE -
    Accounts  payable                                                 1,986,684
    Accrued  expenses                                                 1,333,942
    Refundable  deposits                                                166,500
                                                                    -----------
    Total  liabilities  subject  to  compromise                       3,487,126
                                                                    -----------

    Total  current  liabilities                                       5,149,080
                                                                    -----------

  NONCURRENT  LIABILITIES:
    Notes  payable                                                    1,034,795
                                                                    -----------

  REEDEEMABLE  COMMON  STOCK  -  $.50  par  value;
    issued  150,000  shares  in  2001;  stated  at
    redemption  value                                                   150,000
                                                                    -----------


STOCKHOLDERS'  EQUITY  (DEFICIT):
  Preferred  stock,  $.01  par  value,  5,000,000
    shares  authorized;  no  shares  outstanding                              -
  Common  stock,  $.50  par  value,  20,000,000
    shares authorized; 8,120,397 shares issued                        4,060,198
    at March 31, 2003
  Additional  paid-in  capital                                       37,254,305
  Less:  Treasury  stock  at  cost,  1,009,551
    shares  at  March  31,  2003                                     (1,709,638)
  Accumulated  (deficit)                                            (42,530,252)
  Accumulated  other  comprehensive  income  (loss)                           -
                                                                    -----------

    Total  stockholders'  equity  (deficit)                          (2,925,387)
                                                                    -----------

                                                                    $ 3,408,488
                                                                    ===========


                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003          2002
                                                      -----------   -----------
NET  SALES:
  Aircraft                                            $   140,000   $ 1,378,250
  Service                                                 172,361       126,571
                                                      -----------   -----------
                                                          312,361     1,504,821
                                                      -----------   -----------

COST  OF  SALES:
  Aircraft                                                128,534     1,165,886
  Service                                                 123,571        66,703
                                                      -----------   -----------
                                                          252,105     1,232,589
                                                      -----------   -----------


  Gross  profit                                            60,256       272,232
                                                      -----------   -----------


OTHER  OPERATING  EXPENSES:
  Product  development  and  engineering  costs               896        31,955
  Selling, general and administrative expenses            376,226       461,328
                                                      -----------   -----------
    Total  other  operating  expenses                     377,122       493,283
                                                      -----------   -----------


    Operating  (loss)                                    (316,866)     (221,051)
                                                      -----------   -----------


OTHER  INCOME  (EXPENSES)
  Other  income                                            54,910         1,636
  Interest expense                                        (39,856)      (68,442)
  Other  expense                                                -        (2,328)
                                                      -----------   -----------
                                                           15,054       (69,134)
                                                      -----------   -----------


(LOSS)  BEFORE INCOME TAXES                              (301,812)     (290,185)

PROVISION  FOR  INCOME  TAXES                                   -             -
                                                      -----------   -----------

NET  (LOSS)                                           $  (301,812)  $  (290,185)
                                                      ===========   ===========

NET  (LOSS)  PER  SHARE
  Weighted  average common shares outstanding;
    basic                                               7,110,846     6,859,330
                                                      ===========   ===========


  Net  (loss)  per  share;  basic                     $     (0.04)  $     (0.04)
                                                      ===========   ===========

  Weighted  average  common  shares
    outstanding;  diluted                               7,110,846     6,859,330
                                                      ===========   ===========

  Net  (loss)  per  share;  diluted                   $     (0.04)  $     (0.04)
                                                      ===========   ===========


                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                      Accumulated
                                              Additional                                                 Other          Total
                           Common Stock         Paid-in          Treasury Stock       Accumulated     Comprehensive   Stockholders'
                       Shares       Amount      Capital       Shares        Amount      Deficit       Income (Loss)     Equity
                     ---------   ----------   -----------   ---------   ------------  ------------   --------------   -------------
Balance  at
  January  1,  2002   7,631,519   $3,815,759   $37,000,299     772,189   $(1,294,193)  $(37,943,330)   $        -      $ 1,578,535

Comprehensive income
  Net earnings                -            -             -           -             -       (290,185)            -         (290,185)
  Other comprehensive
  income
    Change  in
    unrealized
    investment
    gain,  net                -            -             -           -             -              -      (285,723)        (285,723)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------
      Comprehensive
      income                  -            -             -           -             -              -             -         (575,908)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------

Balance  at
  March 31, 2002      7,631,519   $3,815,759   $37,000,299     772,189   $(1,294,193)  $(38,233,514)   $ (285,723)     $ 1,002,628
                      =========   ==========   ===========   =========   ============  ============   =============    ===========

Balance at
  January 1, 2003     8,120,397   $4,060,198   $37,254,305   1,009,551   $(1,709,638)  $(42,228,440)   $          -    $(2,623,575)
Comprehensive income
  Net  earnings               -            -             -           -             -       (301,812)              -       (301,812)
  Other comprehensive
  income
    Change in
    unrealized
    investment
    gain,  net                -            -             -           -             -              -               -              -
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------   ------------
    Comprehensive
      income                  -            -             -           -             -       (301,812)              -       (301,812)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------   ------------

Balance at
  March 31, 2003      8,120,397   $4,060,198   $37,254,305   1,009,551   $(1,709,638)  $(42,530,252)   $           -   $(2,925,387)
                     ==========   ==========   ===========   =========   ============  ============    =============   ===========













                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003          2002
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net  (loss)                                         $  (301,812)  $  (290,185)
  Adjustments  to  reconcile  net (loss)  to
    net  cash provided  by  (used  in)
    operating  activities -
      Depreciation  and  amortization                      27,230        33,442
      Receipts  on  aircraft  notes  receivable                 -        31,975
      Loss  (gain)  on  retirement  of  property
        and  equipment                                       (138)            -
      Changes  in  assets  and  liabilities:
        (Increase)  decrease  in -
          Accounts  receivable                             (2,972)      (98,553)
          Inventories                                     286,663      (207,752)
          Prepaid  expenses  and  other  assets:                -          (708)
        Increase  (decrease)  in -
          Accounts  payable                                 1,908       196,959
          Accrued  expenses                                34,825      (195,611)
          Refundable  deposits                             20,000       633,669
                                                      -----------   -----------
          Net  cash  provided  by  (used in)
            operating activities                           65,704       103,236
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds  on sales of property and equipment                200             -
                                                      -----------   -----------
          Net  cash  provided  by  (used in)
            investing activities                              200             -
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds  from  borrowings                               50,000       340,000
  (Payments  on)  borrowings                             (109,310)     (648,873)
                                                      -----------   -----------

          Net  cash  (used in)
            financing activities                          (59,310)     (308,873)
                                                      -----------   -----------

NET  INCREASE  (DECREASE)  IN  CASH
  AND CASH EQUIVALENTS                                      6,594      (205,637)

CASH AND CASH EQUIVALENTS (OVERDRAFTS)
  AT BEGINNING OF PERIOD                                   (2,145)      211,356
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     4,449   $     5,719
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash  paid  during  the  period  for:
    Interest                                          $    39,856    $   68,442
    Income  taxes                                     $         -    $        -


                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003



     These consolidated condensed financial statements have been prepared by Aviation General, Incorporated (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

1.   INVENTORIES

     Inventories consist primarily of finished goods, work in process, and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components were as follows at March 31, 2003:

     Raw  materials                                               $  1,158,188
     Work  in  process                                                 510,848
     New  and  pre-owned  aircraft                                   1,236,582
     Other                                                              19,250
                                                                  ------------

                                                                  $  2,924,868
                                                                  ============

2.   PETITION FOR RELIEF UNDER CHAPTER 11

     On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the March 31, 2003 balance sheet as "liabilities subject to compromise." Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment. Refer to the Company's most recent annual report on Form 10-KSB.

     The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and product warranties totaling $75,000.

     The Company has obtained the approval of the Bankruptcy court for Debtor-in-Possession, (DIP), financing up to a limit of $150,000. The DIP financing bears interest at the rate of 10% (simple interest), which is payable at the effective date of the Chapter 11 Plan of Reorganization. The Company took a $50,000 draw on the DIP Financing on January 7, 2003.

3.   GOING CONERN

     During the years ended December 31, 2001 and 2002, the Company incurred net (losses) of ($5,519,592) and ($4,285,111), respectively. During the three months ended March 31, 2003, the Company lost an additional ($370,306). As of March 31, 2003, the Company had a negative working capital of ($2,003,769) and a deficit net worth of ($2,925,387). On December 27, 2002, the Company's wholly owned subsidiary, Commander Aircraft Company, filed petitions for relief under Chapter 11 of the federal bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.   LEASES

     The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 2004. Rental expense under these leases was approximately $287,000 and $287,000 for the years ended December 31, 2002, and 2001, respectively.

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

     The future annual minimum lease payments under the April 23, 2003 operating lease are as follows:

     Year  ending  December  31,
          2003                                                   $     75,600
          2004                                                        113,400
          2005                                                        113,400
          2006                                                         94,500
                                                                 ------------

     Total  future  minimum  lease  payments                     $    396,900
                                                                 ============

5.   COMMITMENTS AND CONTINGENCIES

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

     On September 24, 2002, the Company's common stock was delisted from the NASDAQ Small Cap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

BUSINESS  OVERVIEW

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


RESULTS FROM OPERATIONS - COMPARISION OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

     Revenues from the sale of aircraft decreased by $1,238,250 or 90% from $1,378,250 to $140,000 during the quarters ended March 31, 2002 and 2003, respectively. In the first quarter of 2003, one pre-owned aircraft was sold compared with four new and pre-owned aircraft sold in the same period for 2002.

     Service and parts revenues increased by $45,790 or 36% from $126,571 to $172,361 during the quarters ended March 31, 2002 and 2003, respectively.

          Cost of aircraft sales decreased by $1,037,352 or 89% from $1,165,866 to $128,534 during the quarters ended March 31, 2003 and 2002, respectively. This decrease was due primarily to the sale of only one aircraft during the first three months of 2003 compared to the sale of four aircraft during the comparable period in 2002. Gross profit margins from the sale of used aircraft decreased from 15% in 2002 to 8% in 2003 due to decreases in the market value of used aircraft.

     Cost of sales for service and parts increased by $56,868 or 85% from $66,703 to $123,571 during the quarters ended March 31, 2003 and 2002 respectively. The increase was in part to a 36% increase in service and parts revenues and in part to idle service capacity during 2003.

     Product development and engineering costs decreased by $31,059 or 97% to $896 for the first quarter of 2003, from $31,955 for the comparable period in 2002 due to the significant reduction in support staff.

Sales, general and administrative expense decreased by $85,102 or 18% for the three-month period ended March 31, 2003, to $376,226 from $461,328 for the comparable period ended March 31, 2002. This decrease was due primarily to staff reductions.

Other income increase by $53,274 for the three month period ended March 31, 2003 to $54,910 from $1,636 for the comparable period in 2002. This increase was due primarily to various refunds received during the first quarter of 2003.

Interest expense decreased by $28,586 or 42% to $39,856 for the first quarter of 2003 from $68,442 for the comparable period in 2002. This decrease was due to a reduction of bank lines of credit on used aircraft and lower daily average debt during the period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash flows from operations decreased by $37,532 or 32% from $103,236 during the three months ended March 31, 2002 to $65,704 during the three months ended March 31, 2003.

     Cash flow from operations were positive for the three months ended March 31, 2003 due primarily to a $286,663 reduction in inventories and a $56,733 increase in current liabilities which more than offset the loss for the quarter of ($370,306).

     Cash balances increased to $4,449 at March 31, 2003 from a deficit balance of $2,145 at December 31, 2002.

     The Company has entered into debtor in possession financing arrangements that management anticipates will provide the Company with sufficient working capital to continue until the plan or reorganization is funded.

     We anticipate that the confirmed plan of reorganization will provide the Company with sufficient working capital to commence production activities.

CONTRACTUAL  OBLIGATIONS

       The following table is a summary of the Company's contractual obligations as of March 31, 2003.

                                        Payment Due by Period
                         ----------------------------------------------------
                            Total     Less than One   1-3  Years   Thereafter
                         ----------   -------------   ----------   ----------
Long-Term  Debt          $1,034,795    $        -     $1,034,795    $      -
Current Note Payable      1,500,509     1,500,509              -           -
Operating  Leases           396,900        75,600        226,800      94,500
                         ----------    ----------     ----------    --------

Total                    $2,932,204    $1,576,109     $1,261,595    $ 94,500
                         ==========    ==========     ==========    ========

Item  3.  Controls  and  Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer, who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     On September 24, 2002 the Company's common stock was delisted from the NASDAQ Small Cap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement

     The Company believes that the exchange on which the Company's shares are traded does not affect the market value or intrinsic value of the Company's business nor the trading liquidity of its shares.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10.1     Securities  Purchase  Agreement
10.2     Secured  Convertible  Note
10.3     Investor  Rights  Agreement
10.4     Security  Agreement
10.5     Guarantee*
*Incorporated by reference to the registrant's report on Form 10-QSB for the period ended June 30, 2002

(b)     Reports  on  Form  8-K  -  None.


The  following  exhibits  are  filed  as a part of this quarterly report on form
10-QSB


31.2     Certification  of  Wirt  D.  Walker  III

31.2     Certification  of  Glenn  A.  Jackson

32       Certification  of  Wirt  D  Walker  III  and  Glenn  A.  Jackson

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AVIATION GENERAL INCORPORATED
                          -----------------------------
                                  (Registrant)




                           By: /s/ Wirt D. Walker III
                               ----------------------
                               Wirt D. Walker III
                       Chairman of the Board of Directors
                          (Chief Executive Officer and
                              Authorized Signatory)



                            By: /s/ Glenn A. Jackson
                                --------------------
                                Glenn A. Jackson
                            (Chief Financial Officer)