Form 10QSB
period 2003-06-30
AVIATION GENERAL INC
filed 2004-03-26
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     There were 8,120,397 Shares of Common Stock Outstanding as of June 30, 2003

                                TABLE OF CONTENTS
                                -----------------

PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Condensed Balance Sheet - June 30, 2003

          Consolidated  Condensed  Statements  of  Operations  -
            For the Three Months Ended  June  30, 2003 and 2002

          Consolidated  Condensed Statements of Operations -
            For the Six Months Ended June 30, 2003 and 2002

          Consolidated  Condensed  Statements of Shareholders'
             Equity - For the Six Months Ended June  30,  2003
             and  2002

          Consolidated  Condensed Statements of Cash Flows -
             For the Six Months Ended June  30,  2003  and  2002

          Notes to Consolidated Condensed Financial Statements

     Item  2.  Management's  Discussion  and  Analysis

     Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  5.  Other

     Item  6.  Exhibits  and  Reports  on  Form  8K

PART  I.  FINANCIAL  INFORMATION

ITEM  I.  FINANCIAL  STATEMENTS

(Insert  financial  statements  here)

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                      June 30,
                                     ASSETS                            2003
                                                                    -----------
CURRENT  ASSETS:
  Cash  and  cash  equivalents                                      $    35,993
  Accounts  receivable                                                   22,008
  Inventories                                                         2,391,871
  Prepaid  expenses  and  other  assets                                   3,591
                                                                    -----------
    Total  current  assets                                            2,453,463
                                                                    -----------

PROPERTY  AND  EQUIPMENT:
  Office  equipment  and  furniture                                     365,373
  Vehicles  and  aircraft                                                95,115
  Manufacturing  equipment                                              384,979
  Tooling                                                               676,747
  Leasehold  improvements                                               112,748
                                                                    -----------
                                                                      1,634,962
  Less  accumulated  depreciation                                    (1,199,015)
                                                                    -----------

                                                                        435,947
                                                                    -----------

                                                                    $ 2,889,410
                                                                    ===========


                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)


                                                                      June 30,
                      LIABILITIES AND STOCKHOLDERS' EQUITY             2003
                                                                    -----------
CURRENT  LIABILITIES:
  LIABILITIES  NOT  SUBJECT  TO  COMPROMISE -
    Accounts  payable                                               $   133,291
    Accrued  expenses                                                   139,766
    Notes  payable                                                    1,093,787
                                                                    -----------
      Total current liabilities not subject to compromise             1,366,844
                                                                    -----------

  LIABILITIES  SUBJECT  TO  COMPROMISE -
    Accounts  payable                                                 2,043,489
    Accrued  expenses                                                 1,373,125
    Refundable  deposits                                                185,700
                                                                    -----------
      Total  liabilities  subject  to  compromise                     3,602,314
                                                                    -----------

      Total  current  liabilities                                     4,969,158
                                                                    -----------


  NONCURRENT  LIABILITIES:
    Notes  payable                                                    1,034,795
                                                                    -----------

  REEDEEMABLE  COMMON  STOCK  -  $.50  par  value;
    Issued  150,000  shares;  stated  at  redemption  value             150,000
                                                                    -----------


STOCKHOLDERS'  EQUITY  (DEFICIT):
  Preferred  stock,  $.01  par  value,  5,000,000
    shares  authorized;  no  shares  outstanding                              -
  Common  stock,  $.50  par  value,  20,000,000                       4,060,198
    shares  authorized;  8,120,397  issued
  Additional  paid-in  capital                                       37,254,305
  Less:  Treasury stock at cost, 1,009,551  shares                   (1,709,638)
  Accumulated  (deficit)                                            (42,869,408)
                                                                    -----------
      Total  stockholders'  equity  (deficit)                        (3,264,543)
                                                                    -----------

                                                                    $ 2,889,410
                                                                    ===========


                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                          2003          2002
                                                      -----------   -----------
NET  SALES:
  Aircraft                                            $   532,553   $ 4,433,946
  Service                                                 237,682       295,363
                                                      -----------   -----------
                                                          770,235     4,729,309
                                                      -----------   -----------

COST  OF  SALES:
  Aircraft                                                461,887     4,438,723
  Service                                                 167,826       181,600
                                                      -----------   -----------
                                                          629,713     4,620,323
                                                      -----------   -----------

    Gross  profit                                         140,522       108,986
                                                      -----------   -----------


OTHER  OPERATING  EXPENSES
  Product  development  and  engineering  costs               434        41,218
  Selling, general and administrative expenses            438,694       443,093
                                                      -----------   -----------
    Total  other  operating  expenses                     439,128       484,311
                                                      -----------   -----------


    Operating  (loss)                                    (298,606)     (375,325)
                                                      -----------   -----------


OTHER  INCOME  (EXPENSES):
  Other  income                                             4,962        16,314
  Interest expense                                        (44,949)      (55,332)
  Other  expense                                             (563)        2,387
                                                      -----------   -----------
                                                          (40,550)      (36,631)
                                                      -----------   -----------


(LOSS)  BEFORE INCOME TAXES                              (339,156)     (411,956)

PROVISION  FOR  INCOME  TAXES                                   -             -
                                                      -----------   -----------

NET   (LOSS)                                          $  (339,156)  $  (411,956)
                                                      ===========   ===========


NET  (LOSS)  PER  SHARE:

  Weighted  average common shares outstanding;
    basic                                               7,110,846     6,859,330
                                                      ===========   ===========

  Net  (loss)  per  share;  basic                     $     (0.05)  $     (0.06)
                                                      ===========   ===========

  Weighted  average  common  shares  outstanding;
    diluted                                             7,110,846     6,859,330
                                                      ===========   ===========

  Net  (loss)  per  share;  diluted                   $     (0.05)  $     (0.06)
                                                      ===========   ===========



                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                          2003          2002
                                                      -----------   -----------
NET  SALES:
  Aircraft                                            $   672,553   $ 5,812,196
  Service                                                 410,043       421,934
                                                      -----------   -----------
                                                        1,082,596     6,234,130
                                                      -----------   -----------

COST  OF  SALES:
  Aircraft                                                590,421     5,604,608
  Service                                                 291,397       248,305
                                                      -----------   -----------
                                                          881,818     5,852,913
                                                      -----------   -----------

    Gross  profit                                         200,778       381,217
                                                      -----------   -----------


OTHER  OPERATING  EXPENSES:
  Product  development  and  engineering  costs             1,330        73,173
  Selling, general and administrative  expenses           814,920       904,418
                                                      -----------   -----------
    Total  other  operating  expenses                     816,250       977,591
                                                      -----------   -----------


  Operating  (loss)                                      (615,472)     (596,374)
                                                      -----------   -----------


OTHER  INCOME  (EXPENSES):
  Other  income                                            59,872        17,950
  Interest  expense                                       (84,805)     (123,834)
  Other  expense                                             (563)          118
                                                      -----------   -----------
                                                          (25,496)     (105,766)
                                                      -----------   -----------


(LOSS)  BEFORE INCOME TAXES                              (640,968)     (702,140)

PROVISION  FOR  INCOME  TAXES                                   -             -
                                                      -----------   -----------

NET  (LOSS)                                           $  (640,968)  $  (702,140)
                                                      ===========   ===========


NET  (LOSS)  PER  SHARE

  Weighted average common shares outstanding;
    basic                                               7,110,846     6,859,330
                                                      ===========   ===========

    Net  (loss)  per  share;  basic                   $     (0.09)  $     (0.10)
                                                      ===========   ===========

    Weighted  average  common  shares outstanding;
      diluted                                           7,110,846     6,859,330
                                                      ===========   ===========

     Net  (loss) per share;  diluted                  $     (0.09)  $     (0.10)
                                                      ===========   ===========


                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                      Accumulated
                                              Additional                                                  Other          Total
                           Common Stock         Paid-in          Treasury Stock       Accumulated     Comprehensive   Stockholders'
                       Shares       Amount      Capital       Shares        Amount      Deficit       Income (Loss)     Equity
                     ---------   ----------   -----------   ---------   ------------  ------------   --------------   -------------
Balance  at
  January  1,  2002   7,631,519   $3,815,759   $37,000,299     772,189   $(1,294,193)  $(37,943,330)   $        -      $ 1,578,535

Comprehensive income
  Net earnings                -            -             -           -             -       (702,140)            -         (702,140)
  Other comprehensive
  income
    Change  in
    unrealized
    investment
    gain,  net                -            -             -           -             -              -             -                -
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------
      Comprehensive
      income                  -            -             -           -             -        (339,623)           -         (339,623)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------

Balance  at
  June 30, 2002       7,631,519   $3,815,759   $37,000,299     772,189   $(1,294,193)  $(38,645,470)   $        -     $   (399,623)
                      =========   ==========   ===========   =========   ============  ============   =============    ===========

Balance at
  January 1, 2003     8,120,397   $4,060,198   $37,254,305   1,009,551   $(1,709,638)  $(42,228,440)   $         -     $(2,623,575)

Comprehensive income
  Net  earnings               -            -             -           -             -       (640,968)             -        (640,968)
  Other comprehensive
  income
    Change in
    unrealized
    investment
    gain,  net                -            -             -           -             -              -              -               -
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------   ------------
      Comprehensive
      income                  -            -             -           -             -       (640,968)             -        (640,968)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------   ------------

Balance  at
  June  30,  2003     8,120,397   $4,060,198   $37,254,305   1,009,551   $(1,709,638)  $(42,869,408)  $          -    $ (3,264,543)
                      =========   ==========   ===========   =========   ============  ============   ==============  ============

















                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                      Six Months Ended June 31,
                                                    ----------------------------
                                                          2003          2002
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACITIVITES:
  Net  (loss)                                         $  (640,968)  $  (702,140)
  Adjustments to reconcile net earnings (loss)
    to  net  cash provided  by  (used  in)
    operating  activities -
      Depreciation  and  amortization                      54,460        66,883
      Receipts  on  aircraft  notes  receivable                 -        13,605
      (Gain) on retirement of property
        and  equipment                                       (138)            -
      Changes  in  assets  and  liabilities:
        (Increase)  decrease  in -
          Accounts  receivable                            (12,577)     (174,744)
          Inventories                                     819,660     1,096,465
          Prepaid  expenses  and  other  assets                 -          (923)
        Increase  (decrease)  in -
          Accounts  payable                                30,559       135,442
          Accrued  expenses                               213,774       277,157
          Refundable  deposits                             39,200      (307,706)
                                                      -----------   -----------
          Net  cash  provided  by  (used in)
            operating activities                          503,970       404,039
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds  on sales of property and equipment                200             -
                                                      -----------   -----------

          Net  cash  provided  by
            investing activities                              200             -
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds  from  borrowings                              100,000     2,105,329
  (Payments  on)  borrowings                             (566,032)   (2,587,951)
                                                      -----------   -----------

          Net  cash  (used in)
            financing activities                         (466,032)     (482,622)
                                                      -----------   -----------

  NET  INCREASE  (DECREASE)  IN  CASH
   AND  CASH EQUIVALENTS                                   38,138       (78,583)

CASH AND CASH EQUIVALENTS (OVERDRAFTS)
  AT BEGINNING OF PERIOD                                   (2,145)      211,356
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 35,993       132,773
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash  paid  during  the  period  for:

    Interest                                          $    82,495   $   123,596
    Income  taxes                                     $         -   $         -








                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003


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

1.   INVENTORIES

     Inventories consist primarily of finished goods, work in process, and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components were as follows at June 30, 2003:

     Raw  materials                                                $  1,098,726
     Work  in  process                                                  508,737
     New  and  pre-owned  aircraft                                      775,158
     Other                                                                9,250
                                                                   ------------

                                                                   $  2,391,871
                                                                   ============

2.   PETITION FOR RELIEF UNDER CHAPTER 11

     On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 30, 2003 balance sheet as "liabilities subject to compromise." Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment. Refer to the Company's most recent annual report on Form 10-KSB.

     The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and product warranties totaling $75,000.

     The Company has obtained the approval of the Bankruptcy court for Debtor-in-Possession, (DIP), financing of $100,000. The DIP financing bears interest at the rate of 10% (simple interest), which is payable at the effective date of the Chapter 11 Plan of Reorganization. The Company took a $50,000 draw on the DIP Financing on January 7, 2003 and a $50,000 draw on June 5, 2003.

3.   GOING CONERN

     During the years ended December 31, 2001 and 2002, the Company incurred net (losses) of ($5,519,592) and ($4,285,111), respectively. During the six months ended June 30, 2003, the Company lost an additional ($640,968). As of June 30,2003, the Company had a negative working capital of ($2,515,695) and a deficit net worth of ($3,264,543). On December 27, 2002, the Company's wholly owned subsidiary, Commander Aircraft Company, filed petitions for relief under Chapter 11 of the federal bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     On September 24, 2002 the Company's common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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


RESULTS  FROM  OPERATIONS  -  COMPARISON  OF THREE  ENDED JUNE 30, 2003 AND 2002

     Revenues from the sale of aircraft for the second quarter of 2003 decreased by $3,901,393 or 88% from $4,443,946 to $532,553 during the quarters ended June 30, 2002 and 2003, respectively. In the second quarter of 2003, three pre-owned aircraft were sold compared with twelve new and pre-owned aircraft sold in the same period for 2002.

     Service and parts revenues decreased by $57,681 or 20% from $295,363 to $237,682 during the quarters ended June 30, 2002 and 2003, respectively. The second quarter service revenue includes two consignment aircraft sales that are considered broker's fees generated for the Company.

          Cost of aircraft sales decreased by $3,976,836 or 90% from $4,438,723 to $461,887 during the quarters ended June 30, 2002 and 2003, respectively. The decrease in cost is due to the decrease in number of aircraft sold. This was due to an 88% decrease in aircraft sales revenues during the comparable periods.

     Cost of sales for service and parts decreased by $13,774 or 8% from $181,600 to $167,826 during the quarters ended June 30, 2002 and 2003, respectively. This is due in part to a 20% reduction in service and sales revenues.

     Product development and engineering costs decreased by $40,784 or 99% to $434 for the second quarter of 2003, from $41,218 for the comparable period in 2002. This decrease was due to the significant reduction in support staff.

     Sales, general and administrative expense decreased by $4,399 or 1% for the three-month period ended June 30, 2003, to $438,694 from $443,093 for the comparable period ended June 30, 2002. This decrease was primarily due to staff reductions, offset in part by legal fees associated with the bankruptcy proceedings of Commander Aircraft Company.

     Interest expense decreased by $10,383 or 19% to $44,949 for the second quarter of 2003 from $55,332 for the comparable period in 2002. This decrease was due to a reduction of bank lines of credit and lower daily average debt during the period.

RESULTS  FROM OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Revenues from the sale of aircraft during the six month period ended June 30, 2003, decreased by $5,139,643 or 88% from $5,812,196 to $672,553 during the six months ended June 30, 2002 and 2003, respectively. In the six month period ended June 30, 2003, four pre-owned aircraft were sold compared with sixteen new and pre-owned aircraft sold in the same period for 2002.

     Service  and  parts  revenues  decreased  by $11,891 or 3% from $421,934 to
$410,043  during  the  six  month  periods  ending  June  30,  2002   and  2003,
respectively.

     Cost of aircraft sales decreased by $5,014,187 or 89% from $5,604,608 to $590,421 for the six month periods ended June 30, 2002 and 2003, respectively. This was due to an 88% decrease in aircraft sales revenues during the comparable periods.

     Cost of sales for service and parts increased by $43,092 or 17% from $248,305 to $291,397 for the six month periods ended June 30, 2002 and 2003, respectively. This is due in part to a 3% reduction in service and parts revenues and in part due to commissions included in service and parts revenues for which the Company had no offsetting costs.

     Production development and engineering costs for the six month period ended June 30, 2003, decreased by $71,843 or 98% to $1,330 for the six month period ended June 30, 2003 from $73,173 for the comparable period in 2003. This decrease was due to the significant reduction in support staff.

     Sales, general and administrative expense decreased by $89,498 or 10% for the six month period ended June 30, 2003, to $814,920 from $904,418 for the comparable period in 2002. This decrease was primarily due to staff reductions, offset in part by legal fees associated with the bankruptcy proceeds for Commander Aviation.

     Interest expense decreased by $39,029 or 32% for the six month period ending June 30, 2003 to $84,805 from $123,834 for the comparable period in 2002. This decrease was due to a reduction of bank lines of credit and lower daily average debt during the period.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash flows from operations increase by $99,931 or 25% to $503,970 for the six month period ending June 30, 2003 from $404,039 during the comparable period in 2002.

     Cash flows from operations were positive for the six months ended June 30, 2003 due primarily to a $819,660 reduction in inventories and a $283,533 increase in current liabilities which more that offset the loss for the quarter of ($640,968).

     Cash balances increased to $35,993 at June 30, 2003 from a defict balance of $2,145 at December 31, 2002.

The Company has entered into debtor in possession financing arrangements that management anticipates will provide the Company with sufficient working capital to continue until the plan or reorganization is funded.

We anticipate that the confirmed plan of reorganization will provide the Company with sufficient working capital to commence production activities.


CONTRACTUAL  OBLIGATIONS

       The following table is a summary of the Company's contractual obligations as of June 30, 2003.

                                        Payment Due by Period
                         ----------------------------------------------------
                            Total     Less than One   1-3  Years   Thereafter
                         ----------   -------------   ----------   ----------
Long-Term  Debt          $1,034,795    $        -     $1,034,795    $       -
Current  Note  Payable    1,093,787     1,093,787              -            -
Operating  Leases           396,900        75,600        226,800       94,500
                         ----------    ----------     ----------    ---------

Total                    $2,525,482    $1,169,387     $1,261,595    $  94,500
                         ==========    ==========     ==========    =========


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

     On September 24, 2002 the Company's common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement

     The Company believes that the exchange on which the Company's shares are traded does not affect the market value or intrinsic value of the Company's business nor the trading liquidity of its shares.


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