Form 10QSB
period 2003-09-30
AVIATION GENERAL INC
filed 2004-03-26
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes [X]    No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under  a  plan  confirmed  by  a  court.   Yes [Z]    No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 8,120,397 Shares of Common Stock Outstanding as of September 30, 2003
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

       Consolidated Condensed Balance Sheet - September 30, 2003

       Consolidated  Condensed  Statements  of  Operations  -
         For the Three Months Ended  September 30, 2003 and 2002

       Consolidated  Condensed  Statements  of  Operations  -
         For the Nine Months Ended September 30, 2003 and 2002

       Consolidated Condensed Statements of Shareholders' Equity -
         For the Nine Months Ended September  30,  2003  and  2002

       Consolidated  Condensed  Statements  of  Cash  Flows -
         For the Nine Months Ended September  30,  2003  and  2002

       Notes  to  Consolidated  Condensed  Financial  Statements

Item  2.  Management's  Discussion  and  Analysis

Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

Item  5.  Other

Item  6.  Exhibits  and  Reports  on  Form  8K

PART  I.  FINANCIAL  INFORMATION

ITEM  I.  FINANCIAL  STATEMENTS

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                   September 30,
                                     ASSETS                            2003
                                                                   -------------
CURRENT  ASSETS:
  Accounts  receivable                                             $     12,421
  Inventories                                                         2,066,047
  Prepaid  expenses  and  other  assets                                   3,591
                                                                   ------------
        Total  current  assets                                        2,082,059
                                                                   ------------

PROPERTY  AND  EQUIPMENT:
  Office  equipment  and  furniture                                     365,373
  Vehicles  and  aircraft                                                95,115
  Manufacturing  equipment                                              384,979
  Tooling                                                               676,747
  Leasehold  improvements                                               112,748
                                                                   ------------
                                                                      1,634,962
  Less  accumulated  depreciation                                    (1,226,244)
                                                                   ------------
                                                                        408,718
                                                                   ------------

                                                                   $  2,490,777
                                                                   ============













                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                   September 30,
                      LIABILITIES AND STOCKHOLDERS' EQUITY             2003
                                                                    -----------
CURRENT  LIABILITIES:
  LIABILITIES  NOT  SUBJECT  TO  COMPROMISE -
    Cash  overdraft                                                 $     4,898
    Accounts  payable                                                   181,023
    Accrued  expenses                                                   212,369
    Notes  payable                                                      903,477
                                                                    -----------
      Total current liabilities not subject to compromise             1,301,767
                                                                    -----------


LIABILITIES  SUBJECT  TO  COMPROMISE -
  Accounts  payable                                                   2,033,596
  Accrued  expenses                                                   1,369,577
  Refundable  deposits                                                  178,474
                                                                    -----------
      Total  liabilities  subject  to  compromise                     3,581,647
                                                                    -----------

      Total  current  liabilities                                     4,883,414
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
                                                                    -----------

REEDEEMABLE  COMMON  STOCK  -  $.50  par  value;
Issued  150,000  shares;  stated  at  redemption  value                 150,000
                                                                    -----------


STOCKHOLDERS'  EQUITY  (DEFICIT):
  Preferred  stock,  $.01  par  value,  5,000,000
    shares  authorized;  no  shares  outstanding                              -
  Common  stock,  $.50  par  value,  20,000,000                       4,060,198
    shares  authorized;  8,120,397  issued
      Additional  paid-in  capital                                   37,254,305
  Less:  Treasury stock at cost, 1,009,551  shares                   (1,709,638)
  Accumulated  (deficit)                                            (43,182,297)
                                                                    -----------

    Total  stockholders'  equity  (deficit)                          (3,577,432)
                                                                    -----------


                                                                    $ 2,490,777
                                                                    ===========



                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       2003          2002
                                                   -----------   -----------
NET  SALES:
  Aircraft                                         $   675,209   $ 1,377,523
  Service                                              147,898       296,815
                                                   -----------   -----------
                                                       823,107     1,674,338
                                                   -----------   -----------


COST  OF  SALES:
  Aircraft                                             594,201     1,352,609
  Service                                              144,250       274,509
                                                   -----------   -----------
                                                       738,451     1,627,118
                                                   -----------   -----------

    Gross  profit                                       84,656        47,220
                                                   -----------   -----------


OTHER  OPERATING  EXPENSES:
  Product  development  and  engineering  costs            300        45,193
  Selling, general and administrative expenses         372,585       853,246
                                                   -----------   -----------
    Total  other  operating  expenses                  372,885       898,439
                                                   -----------   -----------


    Operating  (loss)                                 (288,229)     (851,219)
                                                   -----------   -----------


OTHER  INCOME  (EXPENSES):
  Other  income  (expense)                               3,078        (1,626)
  Interest expense                                     (27,738)      (39,986)
  Realized loss on available for sale equity
    securities                                               -      (395,973)
                                                   -----------   -----------
                                                       (24,660)     (437,585)
                                                   -----------   -----------

(LOSS)  BEFORE INCOME TAXES                           (312,889)   (1,288,804)

PROVISION  FOR  INCOME  TAXES                                -             -
                                                   -----------   -----------

NET  (LOSS)                                        $  (312,889)  $(1,288,804)
                                                   ===========   ===========


NET  (LOSS)  PER  SHARE:

  Weighted  average common shares outstanding;
    basic                                            7,110,846     7,009,330
                                                   ===========   ===========

  Net  earnings  (loss)  per  share;  basic        $     (0.04)  $     (0.18)
                                                   ===========   ===========

  Weighted  average common shares outstanding;
    diluted                                          7,110,846      7,009,330
                                                   ===========   ============

  Net  (loss)  per  share;  diluted                $     (0.04)  $      (0.18)
                                                   ===========   ============

                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2003          2002
                                                   -----------   -----------
NET  SALES:
  Aircraft                                         $1,347,762    $ 7,189,719
  Service                                             557,941        718,749
                                                   ----------    -----------
                                                    1,905,703      7,908,468
                                                   ----------    -----------

COST  OF  SALES:
  Aircraft                                          1,184,622      6,957,217
  Service                                             435,647        522,814
                                                   ----------    -----------
                                                    1,620,269      7,480,031
                                                   ----------    -----------

    Gross  profit                                     285,434        428,437
                                                   ----------    -----------


OTHER  OPERATING  EXPENSES:
  Product  development  and  engineering  costs         1,630        118,366
  Selling, general and administrative expenses      1,187,505      1,757,664
                                                   ----------    -----------
    Total  other  operating  expenses               1,189,135      1,876,030
                                                   ----------    -----------


   Operating  (loss)                                 (903,701)    (1,447,593)
                                                   ----------    -----------


OTHER  INCOME  (EXPENSES):
  Other  income  (expense)                             62,387         16,442
  Interest  expense                                  (112,543)      (163,820)
  Realized loss on available for sale equity
    securities                                              -       (395,973)
                                                   ----------    -----------
                                                      (50,156)      (543,351)
                                                   ----------    -----------

(LOSS)  BEFORE INCOME TAXES                          (953,857)    (1,990,944)

PROVISION  FOR  INCOME  TAXES                               -              -
                                                   ----------    -----------

NET  (LOSS)                                        $ (953,857)   $(1,990,944)
                                                   ==========    ===========


NET  (LOSS)  PER  SHARE:

  Weighted  average common shares outstanding;
    basic                                           7,110,846      7,009,330
                                                   ==========    ===========

  Net  (loss)  per  share;  basic                  $    (0.13)   $     (0.28)
                                                   ==========    ===========

  Weighted average common shares outstanding;
    diluted                                         7,110,846      7,009,330
                                                   ==========    ===========

  Net  (loss)  per  share;  diluted                $    (0.13)   $     (0.28)
                                                   ==========    ===========

                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                         AVIATION GENERAL, INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                      Accumulated
                                              Additional                                                  Other          Total
                           Common Stock         Paid-in          Treasury Stock       Accumulated     Comprehensive   Stockholders'
                       Shares       Amount      Capital       Shares        Amount      Deficit       Income (Loss)     Equity
                     ---------   ----------   -----------   ---------   ------------  ------------   --------------   -------------

Balance  at
  January  1,  2002   7,631,519   $3,815,759   $37,000,299     772,189   $(1,294,193)  $(37,943,329)   $        -      $ 1,578,536

Comprehensive income:
  Net earnings                -            -             -           -             -     (1,990,944)            -       (1,990,944)
  Other comprehensive
  income -
    Change  in
    unrealized
    investment
    gain,  net                -            -             -           -             -              -             -                -
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------
      Comprehensive
      income                  -            -             -           -             -     (1,990,944)                    (1,990,944)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------

Balance  at
  September 30, 2002  7,631,519   $3,815,759   $37,000,299     772,189   $(1,294,193)  $(39,934,273)   $        -     $   (412,408)
                      =========   ==========   ===========   =========   ============  ============   =============    ===========

Balance at
  January 1, 2003     8,120,397   $4,060,198   $37,254,305   1,009,551   $ (1,709,638) $(42,228,440)   $         -     $(2,623,575)

Comprehensive income:
  Net  earnings               -                                                            (953,857)                      (953,857)
    Other
    comprehensive
    income -
      Change in
      unrealized
      investment
      gain,  net              -            -             -           -             -              -             -                -
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------
        Comprehensive
        income                -            -             -           -             -       (953,857)            -         (953,857)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------

Balance at
  September 30, 2003  8,120,397   $4,060,198   $37,254,305   1,009,551   $ (1,709,638) $(43,182,297)  $          -     $(3,577,432)
                      =========   ==========   ===========   =========   ============  ============   =============    ===========











                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2003          2002
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                      $  (953,857)  $ (1,990,944)
  Adjustments  to  reconcile  net
    (loss)  to  net  cash provided  by
    (used  in)  operating  activities -
      Depreciation  and  amortization                   81,689        100,324
      Realized  loss  on  sale  of
        equity  securities                                   -        395,973
      (Gain)  on  retirement  of
        property  and  equipment                          (138)             -
      Changes  in  assets  and  liabilities:
        (Increase)  decrease  in -
          Accounts  and  notes  receivable              (2,990)       101,896
          Inventories                                1,145,484      1,161,293
          Prepaid expenses and other assets                  -          5,821
        Increase  (decrease)  in -
          Accounts  payable                             68,398        404,922
          Accrued  expenses                            282,829       (164,023)
          Refundable  deposits                          31,974       (540,549)
                                                  ------------   ------------
          Net  cash  provided  by (used in)
            operating activities                       653,389       (525,287)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds  on sales of property and equipment             200              -
                                                  ------------   ------------

          Net  cash provided  by
            investing activities                           200              -
                                                  ------------   ------------

CASH LFOWS FROM FINANCING ACTIVITIES:
  Proceeds  from  borrowings                           250,000      5,053,483
  (Payments  on)  borrowings                          (906,342)    (4,481,063)
                                                  ------------   ------------

          Net  cash  provided by  (used in)
            financing activities                      (656,342)       572,420
                                                  ------------   ------------

NET  INCREASE  (DECREASE)  IN  CASH
  AND  CASH  EQUIVALENTS                                (2,753)        47,133

CASH AND CASH EQUIVALENTS (OVERDRAFTS)
  AT BEGINNING OF PERIOD                                (2,145)       211,356
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  AT END OF PERIOD                                $     (4,898)  $    258,489
                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash  paid  during  the  period  for:

    Interest                                      $    109,089   $    163,820
    Income  taxes                                 $          -   $          -


                See accompanying Summary of Accounting Policies
                       and Notes to Financial Statements.

                  AVIATION GENERAL, INCORPORATED & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


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

1.   INVENTORIES

     Inventories consist primarily of finished goods, work in process, and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components were as follows at September 30, 2003:

     Raw  materials                                               $  1,106,792
     Work  in  process                                                 509,047
     New  and  pre-owned  aircraft                                     448,958
     Other                                                               1,250
                                                                  ------------

                                                                  $  2,066,047
                                                                  ============

2.   PETITION FOR RELIEF UNDER CHAPTER 11

     On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2003 balance sheet as "liabilities subject to compromise." Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment. Refer to the Company's most recent annual report on Form 10-KSB.

     The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties totaling $75,000.

     The Company has obtained the approval of the Bankruptcy court for Debtor-in-Possession, (DIP), financing of $250,000. The DIP financing bears interest at the rate of 10% (simple interest), which is payable at the effective date of the Chapter 11 Plan of Reorganization. The Company has taken draws on the DIP Financing as follows:

     January  7,  2003                                              $  50,000
     June  5,  2003                                                    50,000
     July  17,  2003                                                   50,000
     September  4,  2003                                               13,000
     September  11,  2003                                              87,000
                                                                    ---------

     Total DIP Financing Draws through September 30, 2003:          $ 250,000
                                                                    =========

3.   GOING CONCERN

     During the years ended December 31, 2001 and 2002, the Company incurred net (losses) of ($5,519,592) and ($4,285,111), respectively. During the nine months ended September 30, 2003, the Company lost an additional $(953,857). As of September 30, 2003, the Company had a negative working capital of ($2,801,355) and a deficit net worth of ($3,577,432). On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company, filed petitions for relief under Chapter 11 of the federal bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     The future annual minimum lease payments under the April 23, 2003 operating lease are as follows:

     Year  ending  December  31,
               2003                                              $ 50,400
               2004                                               113,400
               2005                                               113,400
               2006                                                94,500
                                                                 --------

     Total  future  minimum  lease  payments                     $371,700
                                                                 ========

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


RESULTS FROM OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Revenues from the sale of aircraft for the third quarter of 2003 decreased by $702,314 or 51% from $1,377,523 to $675,209 during the quarters ended September 30, 2002 and 2003, respectively. In the third quarter of 2003, three pre-owned aircraft were sold compared with one new and two pre-owned aircraft sold in the same period for 2002.

     Service and parts revenues decreased by $148,917 or 50% from $296,815 to $147,898 during the quarters ended September 30, 2002 and 2003, respectively.

          Cost of aircraft sales decreased by $758,408 or 56% from $1,352,609 to $594,201 during the quarters ended September 30, 2002 and 2003, respectively. This decrease was due primarily to a 51% decrease in aircraft sales revenues during the comparable periods.

     Cost of sales for service and parts decreased by $130,259 or 47% from $274,509 to $144,250 during the quarters ended September 30, 2002 and 2003, respectively. This is due primarily to a 50% reduction in service and sales revenues.

     Product development and engineering costs decreased by $44,893 or 99% to $300 for the third quarter of 2003, from $45,193 for the comparable period in 2002. This decrease was due to the significant reduction in support staff.

Sales, general and administrative expense decreased by $480,661 or 56% for the three-month period ended September 30, 2003, to $372,585 from $853,246 for the comparable period ended September 30, 2002. This decrease was primarily due to staff reductions, offset in part by legal fees associated with the bankruptcy proceedings of Commander Aircraft Company.

     Interest expense decreased by $12,248 or 31% to $27,738 for the third quarter of 2003 from $39,986 for the comparable period in 2002. This decrease was due to a reduction of bank lines of credit and lower daily average debt during the period.

RESULTS FROM OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Revenues from the sale of aircraft during the nine month period ended September 30, 2003, decreased by $5,841,957 or 81% from $7,189,719 to
$1,347,762 during the nine months ended September 30, 2002 and 2003, respectively. In the nine month period ended September 30, 2003, seven pre-owned aircraft were sold compared with nineteen new and pre-owned aircraft sold in the same period for 2002.

     Service and parts revenues decreased by $160,808 or 22% from $718,749 to $557,941 during the nine month periods ending September 30, 2002 and 2003, respectively.

     Cost of aircraft sales decreased by $5,772,595 or 83% from $6,957,217 to $1,184,622 for the nine month periods ended September 30, 2002 and 2003, respectively. This was due to a 81% decrease in aircraft sales revenues during the comparable periods.

          Cost of sales for service and parts decreased by $87,167 or 17% from $522,814 to $435,647 for the nine month periods ended September 30, 2002 and 2003, respectively. This is due primarily to a 22% reduction in service and parts revenues during the comparable periods.

     Production development and engineering costs for the nine month period ended September 30, 2003, decreased by $116,736 or 99% to $1,630 for the nine month period ended September 30, 2003 from $118,366 for the comparable period in 2003. This decrease was due to the significant reduction in support staff.

Sales, general and administrative expense decreased by $570,159 or 32% for the nine month period ended September 30, 2003, to $1,187,505 from $1,757,664 for the comparable period in 2002. This decrease was primarily due to staff reductions, offset in part by legal fees associated with the bankruptcy proceeds for Commander Aviation.

     Interest expense decreased by $51,277 or 31% for the nine month period ending September 30, 2003 to $112,543 from $163,820 for the comparable period in 2002. This decrease was due to a reduction of bank lines of credit and lower daily average debt during the period.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash flows from operations increase by $1,178,676 or 224% to $653,389 for the nine month period ending September 30, 2003 from a deficit of ($525,287) during the comparable period in 2002.

     Cash  flows  from  operations  were  positive  for  the  nine  months ended
September 30, 2003 due primarily to a $1,145,484 decrease in inventories combined with a $383,201 increase in payables, accrued expenses and refundable deposits which more that offset the loss for the year of $(953,857).

     Cash balances decreased to a deficit balance of ($4,898) at September 30, 2003 from a deficit balance of ($2,145) at December 31, 2002.

The Company has entered into debtor in possession financing arrangements that management anticipates will provide the Company with sufficient working capital to continue until the plan or reorganization is funded.

We anticipate that the confirmed plan of reorganization will provide the Company with sufficient working capital to commence production activities.


CONTRACTUAL  OBLIGATIONS

       The following table is a summary of the Company's contractual obligations as of September 30, 2003.

                                        Payment Due by Period
                         ----------------------------------------------------
                            Total     Less than One   1-3  Years   Thereafter
                         ----------   -------------   ----------   ----------
Long-Term  Debt          $1,034,795    $        -     $1,034,795    $       -
Current Note Payable        903,477       903,477              -            -
Operating  Leases           396,900        75,600        226,800       94,500
                         ----------    ----------     ----------    ---------

Total                    $2,335,172    $  979,077     $1,261,595    $  94,500
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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10.1     Securities  Purchase  Agreement
10.2     Secured  Convertible  Note
10.3     Investor  Rights  Agreement
10.4     Security  Agreement
10.5     Guarantee*
*Incorporated by reference to the registrant's report on Form 10-QSB for the period ended September 30, 2002

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