Form 10KSB
period 2003-12-31
AVIATION GENERAL INC
filed 2004-03-26
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $2,142,000

Based on the closing sales price of January 31, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was $650.

The number of shares outstanding of the registrant's common stock, $.50 par value, was 7,110,846 (net of treasury stock of 1,009,551) at January 31, 2004.

Total  number  of  pages  including  cover  page  57.

                                TABLE OF CONTENTS


PART  I

Item  1.  Description  of  Business                                            3

Item  2.  Description  of  Property                                           10

Item  3.  Legal  Proceedings                                                  11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         11

PART  II

Item  5.  Market  for  Common  Equity  and  Other  Stockholder  Matters       11

Item  6.  Selected  Financial  Data                                           11

Item  7.  Managements'  Discussion  and  Analysis  or  Plan  of  Operations   12

Item  8.  Financial  Statements                                               16

Item  9.  Changes in  and  Disagreements  with  Accountants
            on  Accounting and  Financial  Disclosure                         40

PART  III

Item  10.  Directors  and  Executive  Officers  of  Registrant.               41

Item  11.  Executive  Compensation                                            42

Item  12.  Security  Ownership  of  Certain  Beneficial
             Owners  and Management and  Related  Stockholder  Matters        43

PART  IV

Item  13.  Certain  Relationships  and  Related  Transactions                 43

Item  14.  Principal  Accounting  Fees  and  Services                         43

Item  15.  Exhibits  and  Reports  on  Form  8-K                              44

Item  16.  Controls  and  Procedures                                          46

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

     During the 4th quarter of 2002, SJS discontinued its operations, and CAC suspended indefinitely production of new aircraft. Other cost-cutting and overhead reductions were implemented due to the weakness in the Company's business. Management believes this weakness is primarily the result of depressed economic conditions and anxiety over terrorism and war in Iraq, which have had a pronounced, adverse effect on big-ticket, discretionary capital expenditures by businesses and individuals.

     On December 27, 2002, Commander Aircraft Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code for the District of Delaware. Commander Aircraft Company filed a final reorganization plan on July 5, 2003, following the execution of a letter agreement on that date with Tiger Aircraft, LLC ("Tiger") to fund the plan. A stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003. The U. S. bankruptcy court confirmed this plan on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U. S. Department of Labor, and Nyltiak Investments, LLC.

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

     After CAC acquired the Commander single engine product line in 1988, it designed, engineered and implemented significant improvements to the proven Rockwell Commander line, resulting in the new CAC Commander 114B. CAC was issued a new Type Certificate for the Commander 114B by the FAA in 1992 and commenced production. The 114B features include an extensive range of avionics equipment, retractable landing gear, a 260 horsepower fuel-injected engine, a constant speed propeller, a standard range of 725 nautical miles (833 statute miles), a 1,216 pound useful load, maximum cruise speed of 164 knots (188 miles per hour), a large luxurious four-place cabin, and low operating and maintenance costs.

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

Business  Strategy
------------------

     Commander Aircraft Company has established a business model that management believes distinguishes it from its competitors. CAC has a low volume, high margin, diversified revenue and value-added service base model rather than a high volume, low margin, pure manufacturing model. Depending upon contributions from CAC's non-manufacturing activities, CAC believes that it can achieve break-even financial results with the manufacture and sale of as few as 12 to 15 new Commander aircraft per annum and may be able to achieve significant profitability above these levels.

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

     During  2001   through  2003,   CAC's  marketing,  sales,  and  advertising
expenditures declined significantly due to budget constraints, and as a result, CAC incurred several significant financial charges.

     Notwithstanding the disappointing financial results of the last few years and subsequent bankruptcy filing and suspension of new aircraft production, CAC believes its business model is sound and that, with adequate capitalization and emergence from bankruptcy, CAC can return to profitability in the future following the recommencement of new aircraft production and funding for appropriate marketing, sales, and advertising.

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

     Unfortunately, economic conditions during the past several years have caused price deflation in manufactured goods, with aircraft among the most affected products. Our competitors have been unable to maintain pricing integrity and have resorted in many cases to price reduction policies intended to foster sales. We believe that these competitors will not be able to sustain these policies as the margins they result in are not profitable. Although our competitors have reduced prices, we plan to maintain our prices while offering additional avionics as standard equipment on our aircraft, making them more price competitive with comparably equipped aircraft offered by our competitors.

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

     From time to time, CAC is the target of litigation, including suits filed regarding accidents of Commander aircraft. In mid 1994, Congress enacted the General Aviation Revitalization Act, S. 1458 ("GARA"), which established an
18-year statute of repose for general aviation aircraft and component manufacturers. GARA prohibits product liability suits against aircraft manufacturers for aircraft that are more than 18 years old when an accident occurs. This action eliminated from the liability tail all Rockwell-manufactured Commander aircraft, last produced in 1979. The only aircraft for which the Company has potential liability as a manufacturer are aircraft it has produced since 1992. This currently represents approximately 200 aircraft, approximately 70 of which have been exported outside of the United States.

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

Employees
---------

     The Company has a total of 14 full-time and 2 contract employees as of March 15, 2004. The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the Company has been successful in attracting and retaining skilled employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its employee relations to be good. The Company believes resumption of new aircraft production and achievement of profitable financial results will require approximately 50 to 60 full-time employees.

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

     A summary of lease payments is presented in Note G - Leases, of the Notes to Consolidated Financial Statements for 2003.

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

     On December 27, 2002, CAC filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States bankruptcy court for the District of Delaware. CAC filed a final reorganization plan on July 5, 2003, following the execution of a letter of agreement on that date with Tiger
Aircraft, LLC ("Tiger") to fund the plan. A stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U. S. Department of Labor, and Nyltiak Investments, LLC. For additional information, see Note R of Notes to Consolidated Financial Statements.

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


                                    PART II
                                    -------

Item  5.  Market  for  the  Registrant's  Common  Stock  and Related Shareholder
--------------------------------------------------------------------------------
Matters
-------

     The common stock of Aviation General, Incorporated, $.50 par value (symbol AVGE.PK), traded on the NASDAQ Small-Cap Market until it was delisted and began trading on the over-the-counter bulletin board on September 24, 2002 and has recently been traded on the pink sheets. This table presents its high and low market prices during the past two years. The Company has never paid dividends in the past, and does not intend to pay dividends in 2004.

                              Quarterly  Common  Stock  Price  Ranges
                             -----------------------------------------
                                  2003                      2002
                             ---------------           ---------------
     Quarter                 High        Low           High        Low
     -------                 ----        ---           ----        ---
     1st                      .09        .03           .38         .23
     2nd                      .51        .03           .67         .33
     3rd                      .26        .02           .95         .28
     4th                      .06        .0001         .30         .05

     In 2002, The Company issued 251,516 shares of its common stock as settlement of certain obligations. Included were 136,364 shares issued for $45,000 for Board of Directors fees and 115,152 shares issued for $38,000 for sales commissions.

     There were approximately 300 holders of record of the Company's common stock as of December 31, 2003.

Item  6.  Selected  Financial  Data
-----------------------------------

     The selected financial data presented below for each year in the five year period ended December 31, 2003 have been derived from the Company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                           Year  Ended  December  31
                               ------------------------------------------------
                                (Amounts in thousands, except per share data)
                                 2003      2002       2001      2000      1999
                               -------   -------    -------   -------   -------
   Operation  Data:
   ----------------
   Net  sales                  $ 2,142   $ 8,443    $ 9,488   $16,831   $13,667
   Net  earnings  (loss)       $(1,308)  $(4,285)   $(5,520)  $   450   $  (385)
   Earnings (loss) per share
     basic  &  diluted         $  (.18)  $  (.60)   $  (.84)  $  0.07   $  (.05)

   Balance  Sheet  Data:
   ---------------------
   Total  assets               $ 2,424   $ 3,715    $ 7,304   $11,809   $ 8,632
   Long-term  debt             $ 1,262   $ 1,235          -         -         -

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

Results  of  Operations:
                                  2003 vs. 2002
                                  -------------

     During the second half of 2002, the Company entered into a renewed slowdown, which management believes was probably the result of continued weakness in the overall economy, which may have resulted from renewed anxiety over possible events such as anthrax, air travel, potential terrorist activities, and the march toward war with Iraq, and it caused a decline in the purchase of big-ticket durable goods such as automobiles and aircraft. The Company experienced cancellation or postponement of several new and pre-owned aircraft orders and transactions, causing a cash flow crisis resulting in the necessity of filing a Chapter 11 bankruptcy petition on December 27, 2002.

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

     During 2003, the Company operated without any aircraft manufacturing activities while continuing to support the existing fleet with part sales and service and sales of pre-owned aircraft. Management has remained focused on the confirmation of the Chapter 11 bankruptcy plan and its pending completion.

     The following is a more detailed explanation of the components of the financial results that were affected:

     Revenues  decreased  75%  in  2003  to  $2,141,734 from $8,443,416 in 2002, resulting in a net loss of $(1,308,272) for 2003 compared to a net loss of $(4,285,111) in 2002. The net loss per basic and diluted share was $(0.18) in 2003 compared to a net loss of $(0.60) per basic and diluted share in 2002.

     Revenues from aircraft sales decreased 82% in 2003 to $1,347,762 from $7,412,519 in 2002. Pre-owned and consigned aircraft sales decreased to 13 aircraft in 2003 from 16 new, pre-owned and consigned aircraft sales in 2002.

Revenues generated by the service, parts and refurbishment business decreased by 23% to $793,972 in 2003 compared to $1,030,897 in 2002.

     Aircraft cost of sales decreased by 83 % to $1,176,706 in 2003 as compared to $6,679,481 for 2002. This decrease was due to a 75% decrease in sales combined with an increase in gross profit margins to 13% in 2003 from 10% in 2002.

     Service and parts cost of sales decreased by 36% to s $627,463 in 2003 compared to $829,954 in 2002. The decrease was partially due to a lower volume of service activity and spare parts shipments. The gross margin on service and parts sales increased to 21% in 2003 from 19% in 2002.

     Engineering and product development costs decreased to $1,930 in 2003 from $126,232 in 2002. The decrease in these expenses is due to the downsizing in this area.

     Selling, general and administrative expenses decreased by 36% from $2,440,414 in 2002 to $1,557,638 in 2003. This decrease is due primarily to reductions both in the sales and administrative staffs and operations, however, significant legal and administrative expenses were incurred in 2003 from activities associated with the Chapter 11 bankruptcy.

     Also included in operating expenses for 2002 is an impairment of Work in Process (WIP), parts and aircraft inventory of $1,758,620. Of this, pre-owned aircraft inventory was impaired by $296,699 to reflect the depressed market values during the current recession, reducing the values to the lower of cost or market; WIP was impaired by $510,506 in anticipation of the additional time and expenses necessary to restart manufacturing and; inventory was impaired by $951,415 to reduce value of slow-moving inventories, thereby reducing the inventory values to the lower of cost or market. No such impairment was recognized in 2003.

     Other income (expense) went from expense of $56,368 in 2002 to income of $62,581 in 2003. This increase was due primarily to various refunds received during 2003.

     Interest expense decreased by 39% to $148,850 in 2003 from $243,414 in 2002 due to reduced activity in short-term borrowings from the Company's lines of credit.

     The Company had no litigation settlements in 2003, compared with $200,000 in 2002.

During 2002 the Company realized a loss of $(395,973) on certain available for sale equity securities. The Company had no such loss in 2003.

Liquidity  and  Capital  Resources
----------------------------------

     Cash provided by operations totaled $485,582 for 2003 compared to cash used in operations of $648,036 in 2002.

     The Company experienced positive cash flows from operations during 2003 due primarily to a decreased by $1,189,816 in inventories combined with a $456,828 increase in accrued liabilities, which more than offset the 2003 loss from operations of $(1,308,272).

     The  Company  had  no  capital  expenditures  in  2002.

     The Company established a line of credit with a bank in the amount of $2,500,000 for the purpose of funding pre-owned aircraft for inventory. The notes bear interest at prime plus 1% and are secured by individual aircraft and certain guarantees. In addition, the Company established a line of credit with a financial institution in the amount of $3,000,000 to provide funding for new aircraft as well as pre-owned piston and turbine aircraft. The notes contain variable interest rates up to 12.5%, mature in six-month intervals and are renewable at the option of the Company for an additional six months. Borrowings under these lines of credit totaled $453,477 at December 31, 2003.

     During 2003, the Company was able to obtain $427,000 of new financing which was used in current operations.

Contractual  Obligations  and  Commercial  Commitments
------------------------------------------------------

     The following table is a summary of the Company's contractual obligations as of December 31, 2003.

                                      Payment Due  by  Period
                                      -----------------------
                              Total     Less than One   1-3  Years   Thereafter
                              -----     -------------   ----------   ----------
                                        Year
                                        ----
Long-Term  Debt            $1,261,795   $        -      $1,261,795   $        -
Current  Note  Payable     $  853,477   $  853,477      $        -   $        -
Operating  Leases          $  321,300   $  113,400      $  207,900   $        -
                           ----------   ----------      ----------   ----------

Total                      $2,436,572   $  966,877      $1,469,695   $        -
                           ==========   ==========      ==========   ==========

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

Item  8.  Financial  Statements  and  Supplementary  Data
---------------------------------------------------------

     Index  to  Financial  Statements  and  Supplementary  Data:

                                                       Page
          Report  of  Independent  Public  Accountants                        16

          Financial  Statements:

          Consolidated  Balance  Sheets  December  31,  2003                  17

          Consolidated  Statements of Operations for the years ended          19
                  December  31,  2003  and  2002

          Consolidated  Statement  of  Stockholders'  Equity for the          20
                  years  ended  December  31,  2003  and  2002

          Consolidated  Statements of Cash Flows for the years ended          21
                  December  31,  2003  and  2002

          Notes  to  Consolidated  Financial  Statements                      23

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board  of  Directors  and  Stockholders
Aviation  General,  Incorporated

We have audited the accompanying consolidated balance sheet of Aviation General, Incorporated and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviation General, Incorporated and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and Q to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficit net worth at December 31, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



\s\Murrell,  Hall,  McIntosh  &  Co,  PLLP
Murrell,  Hall,  McIntosh  &  Co,  PLLP

Oklahoma  City,  Oklahoma
March  15,  2004

                         AVIATION GENERAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                December 31, 2003

                                     ASSETS

CURRENT  ASSETS
  Cash  and  cash  equivalents                                     $      5,595
  Accounts  receivable                                                   14,840
  Inventories                                                         2,021,715
  Prepaid  expenses  and  other  assets                                     700
      Total  current  assets                                          2,042,850

PROPERTY  AND  EQUIPMENT
  Office  equipment  and  furniture                                     365,373
  Vehicles  and  aircraft                                                95,115
  Manufacturing  equipment                                              384,979
  Tooling                                                               676,747
  Leasehold  improvements                                               112,748
                                                                      1,634,962
  Less  accumulated  depreciation                                    (1,253,474)
                                                                        381,488
                                                                   ------------

                                                                   $  2,424,338
                                                                   ============













     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         AVIATION GENERAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                December 31, 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  LIABILITIES  NOT  SUBJECT  TO  COMPROMISE
    Accounts  payable                                              $    139,864
    Accrued  expenses                                                 1,153,418
    Notes  payable                                                      853,477
                                                                   ------------
        Total  current  liabilities  not
          subject  to  compromise                                     2,146,759
                                                                   ------------


  LIABILITIES  SUBJECT  TO  COMPROMISE
    Accounts  payable                                                 1,974,920
    Accrued  expenses                                                   602,527
    Refundable  deposits                                                220,184
                                                                   ------------
      Total  liabilities subject to compromise                        2,797,631
                                                                   ------------

      Total  current  liabilities                                     4,944,390
                                                                   ------------

  NONCURRENT  LIABILITIES
    Notes  payable                                                    1,261,795
                                                                   ------------
                                                                      1,261,795
                                                                   ------------

  REEDEEMABLE  COMMON  STOCK  -  $.50  par  value;
    Issued 150,000 shares in 2001; stated at
      redemption  value                                                 150,000
                                                                   ------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred  stock,  $.01  par  value,  5,000,000
    shares  authorized;  no  shares  outstanding                              -
  Common  stock,  $.50  par  value,  20,000,000
    shares  authorized; 8,120,397 shares issued                       4,060,198
    at  December  31,  2003
  Additional  paid-in  capital                                       37,254,305
  Less:  Treasury stock at cost,  1,009,551  shares  at
    December  31,  2003                                              (1,709,638)
  Accumulated  (deficit)                                            (43,536,712)
                                                                   ------------
      Total  stockholders'  equity  (deficit)                        (3,931,847)
                                                                   ------------

                                                                   $  2,424,338
                                                                   ============



     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         AVIATION GENERAL, INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               For the years ended December 31,
                                               --------------------------------
                                                      2003          2002
                                                  -----------   -----------
NET  SALES
  Aircraft                                        $ 1,347,762   $ 7,412,519
  Service                                             793,972     1,030,897
                                                  -----------   -----------
  Total  net  sales                                 2,141,734     8,443,416
                                                  -----------   -----------

COST  OF  SALES
  Aircraft                                          1,176,706     6,679,481
  Service                                             627,463       829,954
                                                  -----------   -----------
  Total  cost  of  sales                            1,804,169     7,509,435
                                                  -----------   -----------

  Gross  margin                                       337,565       933,981
                                                  -----------   -----------


OTHER  OPERATING  EXPENSES
  Product  development  and  engineering  costs         1,930       126,232
  Selling, general and administrative expenses      1,557,638     2,440,414
  Impairments  and  allowances                              -     1,758,620
                                                  -----------   -----------
  Total  other  operating  expenses                 1,559,568     4,325,266
                                                  -----------   -----------


  Operating  income  (loss)                        (1,222,003)   (3,391,285)
                                                  -----------   -----------


OTHER  INCOME  (EXPENSES)
  Interest  income                                          -         1,929
  Other  income  (expense)                             62,581       (56,368)
  Interest  expense                                  (148,850)     (243,414)
  Litigation  settlement                                    -      (200,000)
  Realized loss on available for sale
    equity securities                                              (395,973)
                                                  -----------   -----------
  Total  other  expenses                              (86,269)     (893,826)
                                                  -----------   -----------

NET  EARNINGS  (LOSS)                             $(1,308,272)  $(4,285,111)
                                                  ===========   ===========


NET  EARNINGS  (LOSS)  PER  SHARE

  Weighted  average common shares outstanding;
    basic                                               7,110,846     7,110,846
                                                      -----------   -----------

  Net  earnings  (loss)  per  share;  basic           $     (0.18)  $     (0.60)
                                                      ===========   ===========

  Weighted  average  common  shares  outstanding;
    diluted                                             7,110,846     7,110,846
                                                      ===========   ===========

  Net  earnings  (loss)  per  share;  diluted         $     (0.18)  $     (0.60)
                                                      ===========   ===========


     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         AVIATION GENERAL, INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                              Additional                                                  Other          Total
                           Common Stock         Paid-in          Treasury Stock       Accumulated     Comprehensive   Stockholders'
                       Shares       Amount      Capital       Shares        Amount      Deficit       Income (Loss)     Equity
                     ---------   ----------   -----------   ---------   ------------  ------------   --------------   -------------

Balance  at
  January  1,  2002   7,631,519   $3,815,759   $37,000,299     772,189   $(1,294,193)  $(37,943,329)   $(253,873)      $1,324,633

Treasury  Stock not
  retired as planned    237,362      118,681       296,764     237,362      (415,445)                                           -

Issuance  of
  common  stock         251,516      125,758       (42,758)                                                                83,000

Comprehensive loss
  Net  loss                                                                              (4,285,111)                   (4,285,111)
    Other
    comprehensive
    loss
      Change  in
      unrealized
      investment
      loss,  net                                                                                         253,873          253,873
        Comprehensive
        loss                                                                                                           (4,031,238)
                     ---------   ----------   -----------   ---------   ------------  ------------     ----------     -----------

Balance  at
  December 31, 2002   8,120,397    4,060,198    37,254,305    1,009,551   (1,709,638)   (42,228,440)           -       (2,623,575)

Comprehensive loss
  Net  loss                                                                              (1,308,272)                   (1,308,272)
                     ---------   ----------   -----------   ---------   ------------  ------------     ---------      -----------

Balance  at
  December 31,2003    8,120,397  $4,060,198    $37,254,305    1,009,551  $(1,709,638)  $(43,536,712)   $       -      $(3,931,847)
                      =========  ==========    ===========    =========  ===========   ============    =========      ===========


















     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         AVIATION GENERAL, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               For the years ended December 31,
                                               --------------------------------
                                                      2003          2002
                                                  -----------   -----------
Increase (decrease) in Cash and Cash Equivalents

Cash  flows  from  operating  activities
  Net  earnings  (loss)                           $(1,308,272)  $(4,285,111)
  Adjustments  to  reconcile  net  earnings
    (loss)  to  net  cash  provided  by
    (used  in)  operating  activities
      Depreciation  and  amortization                 108,918       130,684
      Noncash  interest  earnings
      Common  stock  issued  for  litigation
        settlement,  services, interest
        charges,  commissions  and
        directors'  fees                                    -        83,000
       Receipts on aircraft notes receivable                -       101,896
       Loss  (gain)  on  retirement  of
         property  and  equipment                      (1,437)       17,965
       Realized  loss  on  sale  of
         available-for-sale equity securities               -       395,973
       Changes in assets and liabilities
         (Increase)  decrease  in
           Accounts  receivable                        (5,409)       (9,431)
           Inventories                              1,189,816     2,927,701
           Prepaid expenses and other assets            2,891        66,564
         Increase  (decrease)  in
           Accounts  payable                          (31,437)     (163,229)
           Accrued  expenses                          456,828       685,001
           Refundable  deposits                        73,684      (599,049)
                                                  -----------   -----------
           Net  cash  provided  by  (used in)
             operating activities                     485,582      (648,036)
                                                  -----------   -----------

Cash  flows  from  investing  activities
  Proceeds  on  sales of property and equipment         1,500             -
                                                  -----------   -----------

Net  cash  provided  by  (used in)
  investing activities                                  1,500             -
                                                  -----------   -----------

Cash  flows  from  financing  activities
  Proceeds  from  borrowings                          427,000     3,693,325
  (Payments  on)  borrowings                         (906,342)   (3,258,790)
                                                  -----------   -----------

           Net  cash  provided  by  (used in)
             financing activities                    (479,342)      434,535
                                                  -----------   -----------

           NET  INCREASE  (DECREASE)  IN  CASH
             AND CASH EQUIVALENTS                       7,740      (213,501)

Cash and cash equivalents at beginning of year         (2,145)      211,356
                                                  -----------   -----------

Cash and cash equivalents (overdraft)
  at  end  of  year                                     5,595        (2,145)
                                                   ==========   ===========

Cash  paid  during  the  year  for:
-----------------------------------

  Interest                                             47,483       260,928


     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         AVIATION GENERAL, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS



Noncash  investing  and  financing  activities
----------------------------------------------

2002
     Exchange  of  common  stock  for  commissions  of  $$38,000.
     Exchange  of  common  stock  of  $45,000  for  Board  of  Directors  fees.






























     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                Aviation General, Incorporated and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


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

     2.  Cash  and  Cash  Equivalents
         ----------------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. As of December 31, 2003 the Company had approximately $5.595 on deposit at one financial institution. The Company had a bank overdraft of $(2,145) at December 31, 2002.

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

     The components of other comprehensive income (loss) are as follows for the years ended December 31:

                                                  2003          2002
                                                --------   -----------
     Unrealized  holding  gains  (losses)
       arising  during  the  period             $      -   $         -
     Less  reclassification  adjustment  for
       net  realized  losses  included  in
       net  income                                     -       253,873
     Income  tax  benefit  (expense)                   -             -
                                                --------   -----------

     Other  comprehensive income (loss)         $      -   $   253,873
                                                =========  ===========

     4.  Revenue  Recognition
         --------------------

     Sales of aircraft are recognized upon execution and funding of the purchase agreement and transfer of title to the buyer, which occurs after the Company receives the airworthiness certificate from the Federal Aviation Administration
(FAA). Additionally, for aircraft financed by the Company it must also be determined that the buyer's initial and continuing investments in the aircraft are adequate to demonstrate a commitment to pay. Sales of pre-owned aircraft are recognized upon execution and funding of the purchase agreement. Service revenue is recognized when the services are performed and billable.

     5.  Inventories
         -----------

     Inventories consist primarily of finished goods and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price.
Inventory  components  were  as  follows  at  December  31,  2003:

     Raw  materials                          $  1,063,298
     Work  in  process                            508,209
     New  and  pre-owned  aircraft                448,958
     Other                                          1,250
                                             ------------
                                             $  2,021,715
                                             ============

     During 2002 and 2001, certain indirect costs of manufacturing, primarily excess capacity costs, were considered abnormal and treated as current period charges rather than as a portion of inventory costs. Such costs, totaling approximately $662,000 and $991,000 for 2002 and 2001 respectively, are included in cost of sales - aircraft. The Company had no manufacturing activities during 2003.

     During 2002 the Company recognized and impairment loss of $1,758,620 associated with writing the inventory to the lower of cost or market.

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

     Depreciation expense was $108,918 and $130,684, for 2003 and 2002. respectively.

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

     10.  Use  of  Estimates
          ------------------

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

     11.  New  Accounting  Pronouncements
          -------------------------------

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

     In April of 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recession of FASB Statements Non 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS deals with reporting gains and losses for extinguishment of debt, accounting for intangible Assets of Motor Carriers, and sales and leaseback transactions.

     In June of 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that cost associated with an exit or disposal activity be recognized only when the liability is incurred.

     In October of 2002, the Financial Accounting Standards Board issued SFAS No. 147 "Acquisition of Certain Financial Institutions.

     In December of 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS Non 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. transactions.

     In April of 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives Under FASB Non 133 "Accounting for Derivative Instruments and Hedging Activities.

     Management  believes  adoption  of  these  new statements will not have any
significant  effect  on  the   Company's   financial  condition  or  results  of
operations.

     In May of 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has reclassified retroactively its redeemable common stock out of the equity section of the accompanying financial statements.


     12.  Going  Concern
          --------------

     During the years ended December 31, 2003 and 2002, the Company incurred net (losses) of $(1,308,272) and $(4,285,111), respectively. As of December 31, 2003, the Company had a negative working capital of $(2,901,540) and a deficit net worth of $(3,931,847). On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company, filed petitions for relief under Chapter 11 of the federal bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     13.  Product  Warranties  and  Liability
          -----------------------------------

     The Company follows the policy of accruing $5,000 in projected product warranty cost associated with each new aircraft sold. Any portion of this accrual that is not used within the five-year warranty period is recognized as income at the end of the warranty period. Costs exceeding the $5,000 accrual per plane are charged to current operations as they are incurred and an additional accrual is recorded to cover the remaining warranty period on that plane. Warranty expense for the years ended December 31, 2003 and 2002 were none and , $61,052 respectively.

     The Company does not carry any product liability insurance and recognizes product liability costs at such time as a claim arises and an estimate of the ultimate liability associated with the claim can be determined. Product liability costs for the years ended December 31, 2003 and 2002 and 2001 were none and $200,000, respectively.

     14.  Impairment  of  Long-Lived  Assets
          ----------------------------------

     The Company evaluates long-lived assets for potential impairment in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company has not recognized any impairment of its long-term assets that might occur as a result of its inability to continue as a going concern.

NOTE  C  -  PETITION  FOR  RELIEF  UNDER  CHAPTER  11

     On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31, 2003 balance sheet as "liabilities subject to compromise." Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment.

     The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties totaling $75,000.

NOTE  D  -  NOTES  PAYABLE

     Notes  payable  consist  of  the  following  at  December  31,  2003:

     Revolving  credit  facilities  (a)                              $  453,477

     Note  payable  to  individual,  0%  interest,
     payable  at the effective date of confirmation
     of  the bankruptcy plan of reorganization.  200,000                200,000

     Debtor  in  Possession  (DIP)  financing,  10%
     simple  interest, payable at the effective  date
     of  confirmation  of  the  bankruptcy  plan  of
     reorganization.                                                    427,000

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


     Note payable to individual, payable in monthly
     installments of $8,699, including interest  at
     8%,  through  September 30, 2002; uncollateralized                  34,795
                                                                     ----------

                                                                     $2,115,272
                                                                     ==========

     (a) The revolving credit facilities may be drawn down to manufacture new and purchase pre-owned aircraft. Interest is payable monthly at fixed rates of 8% to 8.5% with specific draws and accrued unpaid interest thereon generally due within six months. The facilities are collateralized by specific new and pre-owned aircraft. The revolving credit facilities are subject to certain covenants and the Company was not in compliance with covenants on one of the facilities at December 31, 2003. In the bankruptcy plan of reorganization the credit facilities are secured debt and are not impaired.

NOTE  E  -  DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2003 and 2002. Such information does not purport to represent the aggregate net fair value of the
Company:

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

     All of the Company's financial instruments are for purposes other than trading. As of December 31, 2003, a recap of the Company's financial instruments is as follows:

                                               Carrying         Fair
                                                amount          value
                                             -----------     -----------
     Cash  and  cash  equivalents            $     5,595     $     5,595

     Notes  payable                          $(2,115,272)    $(2,115,272)

NOTE  F  -  STOCK  OPTION  PLAN

     In December 1993, the Company approved a stock option plan for issuance of options to purchase up to 300,000 shares of common stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance has subsequently been increased to 3,300,000 shares. The stock option plan also provides for automatic grants of options to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 2003, approximately 1,563,000 shares remain to be granted under the plan. The stock options generally vest ratably over a three-year period and the exercise price of all options equaled or exceeded market price of the stock at the date of grant.

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

                                                  2003             2002
                                              ------------     ------------
     Net  earnings  (loss)
       As  reported                           $(1,308,272)     $(4,284,744)
       Pro  forma                              (1,308,272)      (4,397,114)

     Earnings  (loss)  per  share,
     basic  and  diluted
       As  reported                           $      (.18)     $      (.60)
       Pro  forma                             $      (.18)     $      (.62)

     The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: No expected dividends; expected volatility of 75% and 75%, risk-free interest rate of 4%and , 4.3% and expected lives of three years.

     The Black-Scholes options pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 and changes during the years ending on those dates is presented below.

                                                  2003                  2002
                                            -------------------  -------------------
                                                       Weighted             Weighted
                                                       average              average
                                                       exercise             exercise
                                             Shares    price      Shares    price
                                            ---------  --------  ---------  --------
     Outstanding  at  beginning  of  year   2,333,083   $1.49    2,655,550   $1.49
     Granted                                        -   $   -      661,000   $0.33
     Exercised                                      -   $   -            -   $   -
     Expired                                 (770,200)  $2.47     (422,167)  $1.60
     Forfeited                                          $   -     (561,300)  $1.39
                                            ---------   -----    ---------   -----

     Outstanding  at end of year            1,562,883   $0.48    2,333,083   $1.14
                                            =========            =========

     Options exercisable at year end        1,562,883   $0.48    1,672,083   $1.44

     Weighted  average  fair  value  of
       options  granted during the year                 $ .00                $ .17

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

                                                   Options  outstanding          Options exercisable
                                          ------------------------------------   ---------------------
                                                         Weighted
                                                          average     Weighted                Weighted
                                             Number      remaining     average     Number      average
                                          outstanding   contractual   exercise   exercisable   exercise
                                          at 12/31/03      life         price    at 12/31/03     price
                                          -----------   -----------   --------   -----------   --------
     Range  of  exercise  prices
       $0.33 to $0.50                      1,462,883        .83         $0.42      1,462,883     $0.42
       $1.33  to  $1.50                      100,000        .43         $1.45        100,000     $1.45
                                           ---------                               ---------

                                           1,562,883                               1,562,883
                                           =========                               =========

NOTE  G  -  LEASES

     The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 2004. Rental expense under these leases was approximately $175,000 and, $287,000, for the years ended December 31, 2003 and 2002 respectively.

     The Company's lease for office space, hangar space, and its manufacturing and service facility was a revocable permit to lease the facility. The permit required monthly rentals in the same amounts as the original lease. The permit further required the Company to pay outstanding delinquent amounts plus penalties as defined in the permit. On April 23, 2003, the Company transferred its lease to a third party. The Company negotiated a 3.5-year sub-lease with this third party for 50,011 square feet of manufacturing, service and office space, guaranteed renewable at six-month intervals. The Company also agreed to pay $94,359 in past due rent to this third party.

          The future annual minimum lease payments under the April 23, 2003 operating lease are as follows:

     Year  ending  December  31
          2004                                                $113,400
          2005                                                 113,400
          2006                                                  94,500
                                                              --------
     Total  future  minimum  lease  payments                  $321,300

NOTE  H  -  SALES  CONCENTRATIONS

     The  geographic  sales  of  the  Company's  new  aircraft  are  as follows:

                                          2003                     2002
                                  --------------------     --------------------
                                  Number        Amount     Number        Amount
                                  ------        ------     ------        ------
     United  States                    -                     6       $3,758,426

     Pre-owned aircraft sold during 2003 in the United States was 12, totaling $1,347,762. Brokerage commissions of $65,180 were received in 2003 as a selling agent for pre-owned aircraft.

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

     At December 31, 2001, amounts payable for brochures and publications to a company controlled by the Chairman of the Board of Directors were approximately $33,000. Purchases from this entity were approximately $15,000 for the year ended December 31, 2001. There were no purchases from this entity in 2002 or 2003.

     In prior years, the Company extended financing for aircraft and spare parts sold either directly to a director of the corporate general partner of the Company's majority stockholder or to an Authorized Sales and Service
Representative (ASSR) owned by the director under a line of credit of $5,000,000. The Company has made efforts to collect amounts owed under this line, including repeated requests for payment, attempts to obtain or cancel approximately 800,000 shares of common stock of the Company collateralizing the line and attempts to block ownership transfers of said shares. However, during 2001, the ASSR went out of business and the individual suffered other business reversals. In addition, the individual resigned from the Company's Board of Directors in 2001 and all of his stock options were cancelled. Due to the uncertainties relating to ultimate collectability, during the fourth quarter of 2001, the Company recorded bad debt expense relating to this line of credit for the outstanding balance of $1,529,889. In addition, the Company wrote off accrued, unpaid interest of $115,977. Bad debt expense of $1,529,889 is recorded in other operating expenses and the write-off of interest of $115,977 is recorded as an offset to interest income in the 2001 statement of operations. Management intends to continue to attempt to collect on amounts owed and continue to attempt to take possession of the common stock collateralizing the line.

NOTE  J  -  INCOME  TAXES

     No current or deferred tax provision (benefit) has been recognized in the accompanying statements of operations given the historical operating losses incurred.

     Components of the net deferred tax assets (liabilities) rounded to the nearest thousand are as follows at December 31, 2003:

                                                                2003
                                                         --------------
     Deferred  tax  assets  (liabilities)
       Note  receivable  from  related  party            $      612,000
       Inventories                                            1,152,000
       Depreciation  and  amortization                          (66,000)
       Accrued  liabilities                                      35,000
          Net  operating  loss  carryforwards                14,100,000
                                                         --------------
                                                             15,833,000
     Valuation  allowance                                   (15,833,000)
                                                         --------------
               Total  deferred  tax  liabilities         $            -
                                                         ==============

     The valuation allowance on tax assets increased $476,000 and $1,655,000 in 2003 and 2002, respectively, primarily due to the generation of net operating loss carryforwards in both years.

     The  Company's  net  operating  loss  carryforwards will expire as follows:

     Year  ending  December  31
          2005                                                 $  2,998,231
          2006                                                       17,434
          2007                                                    6,466,819
          2008                                                    3,982,473
          2009                                                    4,523,401
          2010                                                    2,279,486
          2011                                                    3,445,366
          2012                                                    1,869,674
          2018                                                    1,681,538
          2019                                                      438,829
          2021                                                    3,298,986
          2022                                                    2,888,549
          2023                                                    1,394,365
                                                               ------------

     Total  net  operating  loss  carryforwards                $ 35,285,151
                                                               ============

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

     During 2001, the Company executed an employment contract with its President and Chief Executive Officer through August 2006 that provides for a specified annual salary, subject to periodic adjustments and incentives. Should the Company terminate this executive without cause (as defined), the Company will be obligated to pay the executive an amount equal to his salary in effect at termination through the expiration of the term of the agreement. Further, should a termination without cause occur within two years following a change in control (as defined), the Company will pay the executive an additional amount equal to 2.99 times the executives salary in effect at the time of such change in control. The contract also includes a noncompete clause effective throughout the term of the employment contract and for a period of one year thereafter.

     The Company is routinely involved in various legal matters arising in the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or operations of the Company.

On September 24, 2002 the Company's common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement.

NOTE  L  -  REDEEMABLE  COMMON  STOCK

     On October 3, 2001, the Company, pursuant to an agreement, issued 150,000 shares of common stock. Under the agreement, the Company will be obligated for the difference between the net proceeds to the holder and $150,000 should the holder elect to sell the shares within 12 months of such shares becoming fully tradable or if such shares cannot be sold or are not fully tradable within 13 months of issuance the Company is obligated to buy back the shares for $150,000. As such, during 2001, the Company recorded redeemable common stock of $150,000 for the estimated fair market value of the redeemable securities issued. In accordance with the provisions of Financial Accounting Standards Board Statement No 150 " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, this redeemable common stock has not been included in the equity section of the financial statements.

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

NOTE  N  -  EMPLOYEE  BENEFIT  PLANS

     The Company discontinued its profit sharing 401(k) plan in 2002. While effective, the plan covered substantially all employees. Eligible employees were able to contribute up to 15% of their compensation. The Company contributed an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation, with additional contributions made at the Company's discretion. Expense under the plan was approximately $19,000 for 2002.

     Through December 31, 2001, the Company had a contributory health care benefit plan covering substantially all employees and eligible dependents. The plan provided for covered major medical expense benefits subject to certain deductibles, coinsurance provisions, and lifetime maximums. Through October 31, 2001, the plan had certain stop-loss coverage under an insurance policy that provided for payments of covered benefits in excess of $25,000 per year per covered person. The policy also provided an aggregate monthly stop-loss for the plan based on number of covered persons. Effective October 31, 2001, due to a lapse in insurance coverage, the Company became uninsured on this plan for benefit claims occurring through December 31, 2001. As of January 1, 2002, the Company terminated its employee health care benefits. Management has accrued amounts,  which  it  believes  are  sufficient  to  cover  claims  for incidents occurring  from  October  31,  2001  through  December  31,  2001

NOTE  O  -  SEGMENT  INFORMATION

     The Company operates in the segments of piston engine aircraft manufacturing sales and service and jet aircraft brokerage and refurbishment. Information concerning the Company's reportable segments are as follows for the years ended December 31:

                                                          2003          2002
                                                     ------------   -----------
     Revenues
       Jet aircraft brokerage and refurbishment      $      1,857   $   122,732
       Aircraft  sales  and  service                    2,139,877     8,320,684
                                                     ------------   -----------

       Total                                         $  2,141,734   $ 8,443,416
                                                     ============   ===========

     Operating  income  (loss)
       Jet  aircraft brokerage and refurbishment     $      1,857   $    19,732
       Aircraft  sales  and  service                   (1,310,129)   (3,410,650)
                                                     ------------   -----------

         Total                                       $ (1,308,272)  $(3,390,918)
                                                     ===========    ===========

     Assets
       Jet aircraft brokerage and refurbishment      $          -   $         -
       Aircraft  sales  and  service                    2,424,338     3,715,022
                                                     ------------   -----------

         Total                                       $  2,424,338   $ 3,715,022
                                                     ============   ===========

                                                   Jet aircraft
                                                   brokerage and  Aircraft sales  Consolidated
                                                   refurbishment   and  service      total
                                                   -------------  --------------  ------------
     Other  significant  items  -  2003:
       Interest  income                             $       -       $       -       $       -
       Interest  expense                                    -         148,850         148,850
       Depreciation  and  amortization                      -         108,918         108,918
       Expenditures  for  long-lived  assets                -               -               -

     Other  significant  items  -  2002
       Interest  income                             $       -       $   1,929       $   1,929
       Interest  expense                                    -         243,414         243,414
       Depreciation  and  amortization                      -         130,684         130,684
       Expenditures for long-lived assets                   -               -               -

NOTE  P  -  EARNINGS  (LOSS)  PER  SHARE

     The following table sets forth the computation of earnings (loss) per share and earnings (loss) per share assuming dilution at December 31:

                                                         2003           2002
                                                     ------------   ------------
     Numerator
     Net  earnings  (loss)                           $(1,308,272)   $(4,284,744)

     Denominator  for  earnings  (loss) per share
     Weighted average shares outstanding, basic        7,110,846      7,143,250
     Effect of dilutive securities - stock options             -              -
                                                     -----------    -----------

     Denominator  for earnings (loss) per
       share assuming dilution                         7,110,846      7,143,250
                                                     ===========    ===========

     Earnings  (loss) per share, basic               $      (.18)   $      (.60)
                                                     ===========    ===========

     Earnings (loss) per share, assuming dilution    $      (.18)   $      (.60)
                                                     ===========    ===========

     Outstanding options of 1,562,883 and 2,655,550, for the years ended December 31, 2003, and 2002, respectively, have been excluded from the above calculations as they would be antidilutive.

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

          Class A (Administrative Claims). Class A consists of Administrative Claims, including Professional Claims, whether secured or unsecured, including the Debtor in Possession Loan. Claims in Class A approved and Allowed by the Court shall be paid in full, in cash, by Commander on the Effective Date of the Plan or as soon thereafter as the amount thereof can be fixed, unless a different treatment is agreed to or provided for in this Plan. Administrative Claims which by their terms are not due and payable on or before the Effective Date shall be paid as and when due. This class is not impaired. As of December 31,2003 the Company had $350,000 in Class A claims payable.

          Class B (Priority Claims). Class B consists of Priority Claims under 11 U.S.C. 507 other than Administrative Claims and Priority Tax Claims. Allowed Claims in Class B shall be paid in full, in cash, by Commander on the Effective Date of the Plan or as soon thereafter as the amount thereof can be fixed, unless a different treatment is agreed to or provided for in this Plan. This class is not impaired. As of December 31, 2003 the Company had $112,000 in Class B claims payable.

          Class C (Priority Tax Claims). Class C consists of Priority Tax Claims Pursuant to 11 U.S.C. 507(a)(8). In full and complete satisfaction of the obligation of Commander and all co-debtors (including responsible parties against whom trust fund taxes have been or may potentially be assessed) on Claims in Class C, such claims shall be paid in full in deferred cash payments, with simple interest at 6% p.a. running from the Effective Date of the Plan until paid, amortized over 20 equal quarterly payments. Any contrary interpretation of the foregoing provision notwithstanding, Commander shall pay each Class C claim or relevant portion thereof in full on or before the sixth anniversary of the assessment date of each portion of such claim; provided, however, that any Creditor to which this provision applies must apply all payments on Class C claims to such claims in the order of assessment. If a holder of a Class C claim declares Commander to be in default of Commander's obligations to it under the Plan, and such default is not cured within 20 days after receipt by Commander and its counsel of the notice thereof by certified mail, then the entire liability shall become immediately due and payable, and such creditor may exercise any rights available under applicable non-bankruptcy law to collect such liability from Commander or any co-debtor or responsible party. As of December 31, 2003 the Company had $150,000 in Class C claims payable.

          Class D (Secured Claim of Nyltiak). Class D consists of the secured pre-petition claim of Nyltiak Investments, LLC. The holder of the claim in Class D shall retain its pre-petition lien on the Commander's Assets, and Commander shall cure any pre- and post-petition arrearages (including all accrued interest at the non-default rate, fees, and other charges) in cash on the Effective Date of the Plan, and shall, on the Effective Date of the Plan, make a payment in the amount necessary to reduce the outstanding balance to $500,000, which shall fully satisfy the replacement lien and administrative claim. Any non-monetary defaults of Commander and any co-Debtor existing on the Petition Date and/or the Effective Date shall be waived and deemed cured, with all interest paid at the non-default rate with no late fees. All pre-payment penalties shall be waived. Thereafter, Commander shall pay the claim in accordance with the contract terms, except that the following terms of the loan documents dated July 22, 2002 shall be deleted and of no further force or effect as to any party or guarantor to said documents: Securities Purchase Agreement, Section 4 ("Covenants," including reservation of shares), Section 5 ("Right of First Offer"), and
     Section  6  ("Transfer  Agent  Instructions");  Secured  Convertible  Note,
     Article  I  (option to convert note into AGI shares), Article III, Sections
     3.2 and 3.2 (Redemption), Article IV, Section 4.2 (default for failure to issue conversion shares), and Article V, Section 5.10 (notice of corporate events); and the entirety of the Investor Rights Agreement. Tiger Aircraft, LLC, shall provide an additional guaranty to the Nyltiak loan in a form substantially similar to that of the existing guarantors. Provided payments hereunder are not in default, the Debtor may sell Inventory in the ordinary course of business free and clear of the lien of Nyltiak, which lien shall be replaced by a replacement lien on Inventory of the types to which its pre-petition lien attaches, manufactured or acquired after the Petition Date, in an amount equal to the value of the Nyltiak lien on Inventory sold after the Petition Date. This class is impaired. As of December 31, 2003, the Company had $650,000 in Class D claims payable.

          Class E (Secured Claim of the IRS). Class E consists of the claim of the Internal Revenue Service secured by a pre-petition tax lien. In full and complete satisfaction of the obligation of Commander and all co-debtors (including responsible parties against whom trust fund taxes may potentially be assessed) on the claim in Class E, the holder of such claim shall retain its pre-petition lien until paid in full, and such claim shall be paid in full in deferred cash payments, with simple interest at 6% p.a. running from the Effective Date of the Plan until paid, amortized over 20 equal quarterly payments. If a holder of a Class E claim declares Commander to be in default of Commander's obligations to it under the Plan, and such default is not cured within 20 days after receipt by Commander and its counsel of the notice thereof by certified mail, then the entire liability shall become immediately due and payable, and such creditor may exercise any rights available under applicable non-bankruptcy law to collect such liability from Commander or any co-debtor or responsible party. Provided payments hereunder are not in default which has not been cured as provided in the preceding sentence, Commander may sell inventory in the ordinary course of business free and clear of the lien of the IRS, which lien shall be replaced by a replacement lien on inventory manufactured or acquired after the Petition Date in an amount equal to the value of the IRS lien on inventory sold after the Petition Date, said replacement lien to be junior to the lien of Nyltiak on inventory of the types to which Nyltiak's pre-petition lien attaches. This class is impaired. As of December 31, 2003, the Company had $552,891 in Class E claims payable.

          Class F (Secured Claim of Uptown Bank). Class F consists of the secured claim of Uptown National Bank of Chicago or its successor in interest, Bridgeview Bank and TrustIn full and complete satisfaction of the obligation of Commander and all co-debtors on the claim in Class F, the holder of the claim in Class F shall retain its pre-petition lien on Commander's assets, and Commander shall pay interest and other accrued charges through the Effective Date at the contract rate in cash on the effective date of the Plan. Thereafter, interest shall accrue at the rate of 8% p.a. on the outstanding principal balance allocable to each aircraft. Upon the sale of any aircraft which is Collateral for this claim, the Debtor shall pay the loan balance allocable to such aircraft in full, with all accrued interest and other charges, and the lien on such aircraft shall thereupon be released. Each 6 months after the Effective Date, the Debtor shall pay all accrued interest to date, plus a curtailment of 10% of the then-outstanding principal balance. In the event any portion of the claim remains unpaid on the second anniversary of the Effective Date, the Debtor shall, as to each aircraft which is Collateral for the Claim, either (a) fully pay in cash the balance of the claim allocable to such aircraft, or
     (b) surrender the aircraft to the Holder of the Claim in full satisfaction of the claim allocable to such aircraft. This class is impaired. As of December 31, 2003, the Company had $453,477 in Class F claims payable.

          Class G (Any other Secured Claim). Class G consists of any Allowed Secured Claim other than those in Classes A, D, E, F, J, or L. Any holder of an Allowed Claim in Class G shall retain its pre-petition lien on Commander's Assets, and Commander shall cure any pre- and post-petition arrearages in cash on the Effective Date of the Plan (such that the claim of the U.S. Department of Labor and any other such claim due in full under the terms thereof will be paid in cash on the Effective Date of the Plan). Any dispute as to the allowance of such Claim or the amount thereof, and/or the amount necessary to cure such arrearages shall be submitted to the Court for determination, with any undisputed amount paid on the Effective Date of the plan and any additional amount upon entry of a Final Order fixing the amount thereof. Any non-monetary defaults of Commander and any co-Debtor existing on the

          Petition Date and/or the Effective Date shall be waived and deemed cured. Thereafter, Commander shall pay the claim in accordance with the contract terms or applicable law. With respect to the claim of the U.S. Department of Labor, to the extent of payments made under Classes B, I and/or J directly to the employees on whose behalf or for whose wages which the Department of Labor claim was brought, such payments shall be credited to the payment due on such claim to the Department of Labor. To the extent that the amounts reflected in the USDOL claim are not paid (either directly or to the wage claimants as provided herein) in full in cash by the Effective Date, the USDOL, seven days after written notice to the debtor, shall exercise any and all of its administrative and judicial remedies to collect any amounts due the USDOL from any debtor or non-debtor without further Court Order. This class is not impaired as of December 31, 2003 the Company had $78,841 in Class G claims payable.

          Class H (Unliquidated tort/warranty claims for pre-petition personal injury, property damage, or wrongful or death). Class H consists of all tort and warranty claims for personal injury, property damage or wrongful death that were unliquidated or in litigation as of the Petition Date, including any subrogation claims. The claim(s) in Class H shall be paid a total of $100,000.00 in cash on the Effective Date in full satisfaction of their claim(s) against Commander and Aviation General, Incorporated. In the event more than one such claim is filed before the Bar Date and is allowed, such amount shall be placed in an interest-bearing account until the allowed amount of the Class H claims is liquidated, such amount to be divided pro rata among the holders of such claims upon liquidation thereof. If there are no such claims ultimately allowed, or if such claims are allowed in an amount such that the Class H claims would receive less than a total of $100,000 were they included in Class I, the Debtor shall apply the $100,000 to the payment of the Class I Claims and the Class H Claims shall be treated as Class I claims. In the event that Class H votes to accept this Plan, no holder of a Class H claim objects to this Plan or appeals the Confirmation Order, and the holders of all Class H claims agree on or before the Effective Date on allocation of payments to the holders of Class H claims, the total payment to the holder(s) of Class H claims shall be increased to $200,000.00 and shall be paid on the Effective Date in full satisfaction of such claims. This class is impaired. As of December 31, 2003, the Company had $200,000 in Class H payables.

          Class I (General Unsecured Claims). Class I consists of Unsecured Non-Priority Claims other than those in Class H, J, or L. General unsecured claims shall be paid as follows: $500,000 shall be placed in an interest-bearing bank account on the Effective Date of the Plan, and shall be distributed pro rata to the holders of allowed Class I claims within 30 days of the Effective Date. The pro-rata share of the claimed amount of any claims which are then subject to objections as to which a Final Order has not been entered shall remain in the bank account until a Final Order is entered. When Final Orders are entered disallowing or allowing and liquidating all Class I claims, the remaining funds in the bank account shall be distributed to the holders of all Class I claims pro rata. This class is impaired. As of December 31, 2003, the Company had $1,810,000 in Class I payables.

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

                                                       2003
                               ---------------------------------------------------
                                              Three  months  ended
                               ---------------------------------------------------
                                March  31   June  30   September  30  December  31
                               ----------  ----------  -------------  ------------
     Total  net  sales         $  312,361  $  770,235    $  823,107   $  236,031
     Gross  margin                 60,256     140,522        84,656       52,131
     Net  loss                   (316,866)   (339,156)     (249,376)    (402,874)
     Net loss per share,
       basic and diluted            (0.04)      (0.05)        (0.04)       (0.06)

                                                       2002
                               ---------------------------------------------------
                                              Three  months  ended
                               ---------------------------------------------------
                                March  31   June  30   September  30  December  31
                               ----------  ----------  -------------  ------------
     Total  net  sales         $1,504,821  $4,729,309    $ 1,674,338  $   534,948
     Gross  margin                272,232     108,986         47,220      505,543
     Net  loss                   (290,185)   (411,956)    (1,288,804)  (2,294,166)
     Net loss per share,
       basic and diluted            (0.04)      (0.06)         (0.18)       (0.32)

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


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

On November 4, 2003, the Aviation General, Incorporated appointed Murrell, Hall,
--------------------------------------------------------------------------------
McIntosh  &  Co  PLLP  as  its  independent  auditors.
------------------------------------------------------

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


                                    PART III
                                    --------

     Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 2004 Proxy Statement, and the information included therein is incorporated by reference.

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
-------------------------------------------------------------------

     Wirt D. Walker, III, age 57, has served as a director of the Company from September 1989 to February 1991, as Chairman of the Board of Directors since May 1991 and as Chief Executive Officer since June 1998. Mr. Walker previously served as the Company's Chief Executive Officer from May 1991 to August 1991 and from December 1992 to May 1995. Since 1982, Mr. Walker has served as a director and the Managing Director of KuwAm Corporation, a private investment firm. He served as Chairman of Stratesec, Incorporated, a publicly traded provider of integrated technology security systems, from 1992 to September 2003.

     John H. deHavilland, age 52, has served as a director of the Company as well as President/CEO of its wholly owned subsidiary, Strategic Jet Services, since September 2000. He has twenty-two years of industry experience, most recently as President of deHavilland Aircraft, Incorporated from 1996 to 2000. DeHavilland Aircraft specialized in the purchase, refurbishment and brokerage of jet aircraft. From 1980 to 1996, he held several positions with British Aerospace, including Director of Sales and Marketing for the Turbo Prop Asset
Management Division, Program Director and Market Development Director for the Corporate Jets Division, and Regional Marketing Manager for British Aerospace PLC Corporate Jets Division. His tenure at British Aerospace was interrupted from 1984 to 1987, during which Mr. deHavilland held the position of Managing Director/Head of Marketing at A.R.A.V.C.O Ltd in London.

     Matthew J. Goodman, age 51, has served as President of Commander Aircraft Company since July 2002. Prior to this Mr. Goodman was Senior Vice-President Marketing and Sales of Commander Aircraft Company. Mr. Goodman joined Commander Aircraft Company in 1989 as Aircraft Sales Manager. He subsequently was promoted to the position of Vice-President Marketing, and later to Vice-President, Marketing and Sales of the company's General Aviation Services Division. Prior to joining Commander Aircraft Company, he was Vice-President Sales of Kenosha Aero Service, a full line Cessna dealership and FBO, and served in various aircraft sales management positions since 1978.

     Glenn A. Jackson, age 40, has served as Vice-President/Chief Financial Officer since December 2002. Prior to joining the Company, Mr. Jackson served as Vice-President, Finance, for Spectrum Design Group from 2000 to 2002 and as Account Manager at Seagate Technology from 1997 to 2000. Mr. Jackson earned a B.A. degree and M.B.A. degree from the University of Memphis.

Item  11.  Executive  Compensation
----------------------------------

     The following table reflects the required disclosures regarding Executive Compensation for the years ended December 31, 2003 and 2002 respectively.

                                 Annual Compensation                         Long-Term Compensation
                           --------------------------------   -----------------------------------------------
                                                                       Awards                  Payouts
                                                              -----------------------   ---------------------
                                                                           Securities
                                                              Restricted   Underlying
                                                                 Stock       Options                All Other
                                                                 Awards      Awarded      LTIP       Compen-
                           Year   Salary (1)  Bonus   Other   (in shares)  (in shares)   Payouts    sation (2)
                           ----   ----------  ------  -----   -----------  -----------   -------    ----------

Wirt D. Walker III
  Chairman and             2003   $ 102,400  $     -      -          -        20,000          -     $20,000
  Chief Executive
    Officer                2002   $ 127,846  $     -      -     30,303       120,000          -     $20,000

Mat  Goodman
  President/CEO            2003   $  73,623  $44,036      -          -             -          -     $     -
  Commander Aircraft
    Company, Inc.          2002   $  68,457  $ 3,950      -     48,485        50,000          -     $     -

John  DeHavilland
  Director                 2003   $       -  $     -      -          -             -          -     $     -
                           2002   $  56,646  $     -      -          -             -          -     $20,000

Glenn A. Jackson           2003   $ 62,400   $     -      -          -             -          -     $     -
  Chief Financial
    Officer                2002   $   9,646  $     -      -          -             -          -     $     -

     (1) Salary and bonus payments include voluntary salary reduction contributions to the Company's 401(k) savings plan
     (2)  Amounts  paid  as  director's  fees  unless  otherwise  indicated

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
--------------------------------------------------------------------------------

     The following table sets forth as of December 31, 2003, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

Name                                   Number  of  Shares    Percent  of  Total
----                                   ------------------    ------------------
Wirt  D.  Walker,  III  (1)(2)             907,396                 12.8%

John  deHavilland  (2)                     260,303                  3.7%

Matthew  J.  Goodman  (2)                  165,618                  2.3%

Nyltiak  Investments,  LLC  (3)          1,176,471                 16.5%

All Officers and Directors               1,333,317                 18.7%
as  a  Group  (3  persons)  (4)
-------------------------------

     (1) Includes 300,000 shares owned by Mr. Walker's son; 100,900 shares owned by the estate of Mr. Walker's mother, of which Mr. Walker is a trustee; and 33,714 shares owned by KuwAm Corporation, of which Mr. Walker is a Managing Director.
     (2) Includes shares issuable upon exercise of options that are exercisable within 60 days, as follows: Mr. Walker, 280,000 shares; Mr. DeHavilland, 200,000 shares; and Mr. Goodman, 103,133 shares.
     (3) Consists of shares that are issuable upon conversion of a convertible note held by Nyltiak Investments, LLC. James E. Lawson is the managing member of Nyltiak Investments and thus may be deemed to be the beneficial owner of shares owned by it.
     (4) On December 31, 2003, executive officers and directors of the Company as a group (3 persons) held options to purchase an aggregate of 583,133 shares of Common Stock, representing approximately 37.3% of outstanding options at that date.


Item  13.  Certain  Relationships  and  Related  Transactions
-------------------------------------------------------------

Note E - Disclosures About Fair Value of Financial Instruments and Note I - Related Party Transactions, of the Notes to Consolidated Financial Statements for 2003 are hereby incorporated by reference.

                                    PART IV
                                    -------

Item  14.  Principal  Accounting  Fees  and  Services
-----------------------------------------------------

     Audit Fees. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 and the review of the financial statements included in the Company's Forms 10-Q for fiscal years 2003 and 2002 totaled $36,000 and $21,000, respectively.

     Audit-Related Fees. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $0 and $0, respectively.

     Tax Fees. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002 were $0 and $0, respectively.

     All Other Fees. The aggregate fees billed by Murrell, Hall, McIntosh & Co., PLLP for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended December 31, 2003 and December 31, 2002 were $1,500 and $500, respectively. The services performed by Murrell, Hall, McIntosh & Co., PLLP in connection with these fees consisted of the following: Edgarizing.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Murrell, Hall, McIntosh & Co., PLLP in fiscal 2003.


Item  15.  Exhibits,  Financial  Statement  Schedules,  and Reports of Form 8-K:
--------------------------------------------------------------------------------

                                                                            Page
(a)     (1)  The  following financial statements are included
             in Part II Item 8:

             Report  of  Independent  Public  Accountants                     16

             Financial  Statements:
               Consolidated  Balance  Sheets  December  31,  2003             17

               Consolidated  Statements  of  Operations  for
                 the  years  ended  December  31,  2003  and  2002            19

               Consolidated  Statement  of  Stockholders'  Equity
                 for  the  years  ended  2003  and  2002                      20

               Consolidated  Statements  of  Cash  Flows  for
                 the  years  ended  December  31,  2003  and  2002            21

               Notes  to  Consolidated  Financial  Statements                 23


        (2 )   The  following  financial  schedule  for  the  years
                 2003 and 2002 is  submitted  herewith:

               Selected  Quarterly  Financial  Data  for  the
                 years  ended  December  31, 2003 and 2002 (unaudited)        45

               All  other schedules are omitted because they are
                 not applicable or the required information has been presented in the financial statements or notes thereto.

        (3) Exhibits included are hereby incorporated by reference to the Exhibit Index, page 48 of this report.

                                INDEX OF EXHIBITS

Exhibit  No                     Description
-----------                     -----------

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

10.17     Convertible Note and Purchase Agreement with Nyltiak Investments, LLC.

10.18 Security Purchase Agreement dated July 22, 2002 between Aviation General, Incorporated and Nyltiak Investments, LLC filed August 4, 2002.

21        List  of  subsidiaries

31.2      Certification  of  Wirt D. Walker III
31.2      Certification  of  Glenn A. Jackson

32        Certification  of  Wirt D. Walker III  and  Glenn A. Jackson



Item  16.  Controls  and  Procedures
------------------------------------

     Evaluation  of  Disclosure  Controls  and  Procedures.  The Company's Chief
Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of the date of the financial statements included in this report on Form 10-KSB for December 31, 2003, have concluded that as of the evaluation date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

     Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 26th day of March 2003.

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