Form 10QSB
period 2004-03-31
AVIATION GENERAL INC
filed 2004-04-30
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For  the  quarterly  period  ended  March  31,  2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


Commission  File  Number:  0-24795


                         Aviation General, Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           73-1547645
--------------------------                     ---------------------------------
(State  of  incorporation)                     (IRS Employer Identification No.)

                         7200 NW 63rd Street, Hangar 8,
                  Wiley Post Airport, Bethany, Oklahoma 73008
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (405) 440-2255
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There  were  7,110,846  Shares  of Common Stock Outstanding as of March 31, 2004
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements
       Consolidated  Condensed  Balance  Sheet  -  March  31,  2004
       Consolidated  Condensed  Statements  of  Operations  - For the
         Three Months Ended  March  31,  2004  and  2003
       Consolidated  Condensed  Statements of Shareholders' Equity -
         For the Three Months  Ended March  31,  2004  and  2003
       Consolidated  Condensed  Statements  of  Cash Flows - For
         the Three Months Ended March  31,  2004  and  2003
       Notes  to  Consolidated  Condensed  Financial  Statements
     Item  2.  Management's  Discussion  and  Analysis
     Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION
     Item  5.  Other
     Item  6.  Exhibits  and  Reports  on  Form  8K


PART  I.  FINANCIAL  INFORMATION

ITEM  I.  FINANCIAL  STATEMENTS

                  Aviation General, Incorporated & Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    (Unaudited)
                                                                     March 31,
                                                                       2004
                                                                    ------------
                                     ASSETS

CURRENT  ASSETS
  Cash  and  cash  equivalents                                      $    43,229
  Accounts  receivable                                                    8,269
  Inventories                                                         1,653,808
                                                                    -----------
      Total  current  assets                                          1,705,306
                                                                    -----------

PROPERTY  AND  EQUIPMENT
  Office  equipment  and  furniture                                     365,373
  Vehicles  and  aircraft                                                95,115
  Manufacturing  equipment                                              384,979
  Tooling                                                               676,747
  Leasehold  improvements                                               112,748
                                                                    -----------
                                                                      1,634,962
  Less  accumulated  depreciation                                    (1,277,540)
                                                                    -----------
                                                                        357,422
                                                                    -----------

                                                                    $ 2,062,728
                                                                    ===========











     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                  Aviation General, Incorporated & Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    (Unaudited)
                                                                     March 31,
                                                                       2004
                                                                    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  LIABILITIES  NOT  SUBJECT  TO  COMPROMISE
    Accounts  payable                                               $   130,355
    Accrued  expenses                                                 1,041,761
    Notes  payable                                                      768,471
                                                                    -----------
        Total current liabilities not subject to compromise           1,940,587
                                                                    -----------

  LIABILITIES  SUBJECT  TO  COMPROMISE
    Accounts  payable                                                 1,986,559
    Accrued  expenses                                                   721,478
    Refundable  deposits                                                155,145
                                                                    -----------
        Total  liabilities subject to compromise                      2,863,182
                                                                    -----------

        Total  current  liabilities                                   4,803,769
                                                                    -----------


  NONCURRENT  LIABILITIES
    Notes  payable                                                    1,300,795
                                                                    -----------
                                                                      1,300,795
                                                                    -----------

  REEDEEMABLE  COMMON  STOCK  -  $.50  par  value;
    150,000  shares issued and outstanding; stated
      at redemption  value                                              150,000
                                                                    -----------


STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred  stock,  $.01  par  value,  5,000,000
    shares  authorized;  no  shares  outstanding                              -
  Common  stock,  $.50  par  value,  20,000,000
    shares  authorized; 8,120,397 shares issued                       4,060,198
    at  March  31,  2004
  Additional  paid-in  capital                                       37,254,305
  Less:  Treasury  stock  at  cost,  1,009,551  shares
    at  March  31,  2004                                             (1,709,638)
  Accumulated  (deficit)                                            (43,796,701)
                                                                    -----------

        Total  stockholders'  equity  (deficit)                      (4,191,836)
                                                                    -----------

                                                                    $ 2,062,728
                                                                    ===========



     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                  Aviation General, Incorporated & Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004           2003
                                                    ------------   ------------
NET  SALES
     Aircraft                                       $    406,800   $    140,000
     Service                                             211,437        172,361
                                                    ------------   ------------
     Total  net  sales                                   618,237        312,361
                                                    ------------   ------------

COST  OF  SALES
     Aircraft                                            326,785        128,534
     Service                                             158,213        123,571
                                                    ------------   ------------
     Total  cost of sales                                484,998        252,105
                                                    ------------   ------------


     Gross  profit                                       133,239         60,256
                                                    ------------   ------------


OTHER  OPERATING  EXPENSES
     Product  development  and engineering costs               -            896
     Selling, general and administrative expenses        370,937        376,226
                                                    ------------   ------------
     Total  other  operating  expenses                   370,937        377,122
                                                    ------------   ------------


     Operating  income  (loss)                          (237,698)      (316,866)
                                                    ------------   ------------


OTHER  INCOME  (EXPENSES)
     Other  income                                        16,664         54,910
     Interest (expense)                                  (38,955)       (39,856)
                                                    ------------   ------------
     Total  other income (expenses)                      (22,291)        15,054
                                                    ------------   ------------


NET  (LOSS)  BEFORE TAXES                               (259,989)      (301,812)

PROVISION FOR INCOME TAXES                                     -              -
                                                    ------------   ------------

NET (LOSS)                                          $   (259,989)  $   (301,812)
                                                    ============   ============

NET  (LOSS)  PER  SHARE

     Weighted average common shares
       outstanding; basic                              7,110,846      7,110,846
                                                    ------------   ------------


     Net  (loss)  per  share;  basic                $      (0.04)  $      (0.04)
                                                    ============   ============


     Weighted  average  common  shares
       outstanding;  diluted                           7,110,846      7,110,846
                                                    ============   ============


     Net  (loss)  per  share;  diluted              $      (0.04)  $      (0.04)
                                                    ============   ============


     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                  Aviation General, Incorporated & Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                              Additional                                                 Other          Total
                           Common Stock         Paid-in          Treasury Stock       Accumulated     Comprehensive   Stockholders'
                       Shares       Amount      Capital       Shares        Amount      Deficit       Income (Loss)     Equity
                     ---------   ----------   -----------   ---------   ------------  ------------   --------------   -------------
Balance  at
  January  1,  2003   8,120,397   $4,060,198   $37,254,305   1,009,551   $ (1,709,638) $(42,228,440)   $         -     $(2,623,575)

Comprehensive  income
  Net  earnings                                                                            (301,812)                      (301,812)
  Other comprehensive
    income
    Change in
    unrealized
    investment
    gain,  net                                                                                                                   -
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------
      Comprehensive
        income                                                                                                            (301,812)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------

Balance  at
  March  31,  2003    8,120,397   $4,060,198   $37,254,305   1,009,551   $(1,709,638)  $(42,530,252)  $          -      $2,925,387)
                      =========   ==========   ===========   =========   ===========   ============   ============      ==========


Balance  at
  January  1,  2004   8,120,397   $4,060,198   $37,254,305   1,009,551   $ (1,709,638) $(43,536,712)   $         -     $(3,931,847)

Comprehensive  income
  Net  earnings                                                                            (259,989)                      (259,989)
  Other comprehensive
    income
    Change in
    unrealized
    investment
    gain,  net                                                                                                                   -
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------
      Comprehensive
        income                                                                                                            (259,959)
                      ---------   ----------   -----------   ---------   ------------  ------------   -------------    -----------

Balance  at
  March  31,  2004    8,120,397   $4,060,198   $37,254,305   1,009,551   $(1,709,638)  $(43,796,701)  $          -     $(4,191,836)
                      =========   ==========   ===========   =========   ===========   ============   ============      ==========










     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                  Aviation General, Incorporated & Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004           2003
                                                    ------------   ------------
Increase (decrease) in Cash and Cash Equivalents

Cash  flows  from  operating  activities
  Net  earnings  (loss)                             $   (259,989)  $  (301,812)
  Adjustments  to  reconcile  net  earnings
    (loss)  to  net  cash  provided  by
    (used  in)  operating  activities
      Depreciation  and  amortization                     24,066        27,230
      Loss  (gain)  on  retirement  of
        property  and  equipment                               -          (138)
      Changes  in  assets  and  liabilities
        (Increase)  decrease  in
          Accounts  receivable                             6,571        (2,972)
          Inventories                                    367,907       286,663
          Prepaid expenses and other assets                  700             -
        Increase  (decrease)  in
          Accounts  payable                                2,130         1,908
          Accrued  expenses                                7,294        34,825
          Refundable  deposits                           (65,039)       20,000
                                                    ------------   -----------

          Net  cash  provided  by  (used in)
            operating activities                          83,640        65,704
                                                    ------------   -----------

Cash  flows  from  investing  activities
  Proceeds on sales of property and equipment                  -           200
                                                    ------------   -----------

          Net  cash  provided  by  (used in)
            investing activities                               -           200
                                                    ------------   -----------

Cash  flows  from  financing  activities
  Proceeds  from  borrowings                             189,000        50,000
  (Payments  on)  borrowings                            (235,006)     (109,310)
                                                    ------------   -----------

          Net  cash  provided  by  (used in)
            financing activities                         (46,006)      (59,310)
                                                    ------------   -----------

          NET  INCREASE  (DECREASE)  IN  CASH
            AND  CASH EQUIVALENTS                         37,634         6,594

Cash and cash equivalents at beginning of period           5,595        (2,145)
                                                    ------------   -----------

Cash  and  cash  equivalents at  end  of  period          43,229         4,449
                                                    ============   ===========

Cash  paid  during  the  period  for:
-------------------------------------

     Interest                                             29,284        39,856





     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                  Aviation General, Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004


1. These consolidated condensed financial statements have been prepared by Aviation General, Incorporated. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

2. Inventories consist primarily of finished goods, work in process, and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components were as follows at March 31, 2004:

     Raw  materials                                               $  1,021,807
     Work  in  process                                                 508,579
     New  and  pre-owned  aircraft                                     122,173
     Other                                                               1,250
                                                                  ------------
                                                                  $  1,653,808
                                                                  ============

3. On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the March 31, 2004 balance sheet as "liabilities subject to compromise." Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment. Refer to the Company's most recent annual report on Form 10-KSB.

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

     The Company has obtained the approval of the Bankruptcy court for Debtor-in-Possession, (DIP), financing of $250,000. The DIP financing bears interest at the rate of 10% (simple interest), which is payable at the effective date of the Chapter 11 Plan of Reorganization. The Company has taken draws on the DIP Financing as follows:

     2003  Total                                              $  427,000
     January  8,  2004                                        $   25,000
     January  16,  2004                                       $   25,000
     February  13,  2004                                      $   35,000
     March  15,  2004                                         $   50,000
     March  22,  2004                                         $   54,000

     Total DIP Financing Draws through March 31, 2004:        $  616,000

4. During the years ended December 31, 2001, 2002 and 2003, the Company incurred net (losses) of $(5,519,592), $(4,285,111) and $(1,308,272)
     respectively. During the three months ended March 31, 2004, the Company lost an additional $(259,989). As of March 31, 2004, the Company had a negative working capital of $(3,098,463) and a deficit net worth of $(4,191,836). On December 27, 2002 the Company's wholly owned subsidiary, Commander Aircraft Company, filed petitions for relief under Chapter 11 of the federal bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     As stated in this and previous filings and announcements, on December 27, 2002, Commander Aircraft Company filed a Chapter 11 reorganization petition in the United States bankruptcy court for the District of Delaware. Commander Aircraft Company filed a final reorganization plan on July 5, 2003, following the execution of a letter agreement on that same date with Tiger Aircraft, LLC, or affiliate, ("Tiger") to fund the plan. A final stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003. The U. S. bankruptcy court confirmed this plan on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U.S. Department of Labor, and Nyltiak Investments, LLC. This date has been extended to June 30, 2004.

5. The Company's lease for office space, hangar space, and its manufacturing and service facility was a revocable permit to lease the facility. The permit required monthly rentals in the same amounts as the original lease. The permit further required the Company to pay outstanding delinquent amounts plus penalties as defined in the permit. On April 23, 2003, the Company transferred its lease to a third party. The Company negotiated a
     3.5 year sub-lease with this third party for 50,011 square feet of manufacturing, service and office space, guaranteed renewable at six month intervals. The Company also agreed to pay $94,359 in past due rent to this third party.

     The future annual minimum lease payments under the April 23, 2003 operating lease are as follows:

     Year  ending  December  31
          2004                                                  $113,400
          2005                                                   113,400
          2006                                                    66,150
                                                                --------
     Total  future  minimum  lease  payments                    $292,950
                                                                ========

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

As stated in this and previous filings and announcements, on December 27, 2002, Commander Aircraft Company filed a Chapter 11 reorganization petition in the United States bankruptcy court for the District of Delaware. Commander Aircraft Company filed a final reorganization plan on July 5, 2003, following the execution of a letter agreement on that same date with Tiger Aircraft, LLC, or affiliate, ("Tiger") to fund the plan. A final stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003. The U. S. bankruptcy court confirmed this plan on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U.S. Department of Labor, and Nyltiak
Investments,  LLC.  This  date  has  been  extended  to  June  30,  2004.

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

RESULTS  FROM  OPERATIONS - COMPARISON OF THREE  MONTHS ENDED MARCH 31, 2004 AND
2003

Revenues from the sale of aircraft for the first quarter of 2004 increased by $266,800 or 191% from $140,000 to $406,800 during the quarters ended March 31, 2003 and 2004 respectively. In the first quarter of 2004, one pre-owned aircraft was sold compared with one pre-owned aircraft sold in the same period for 2003.

Service and parts revenues increased by $39,076 or 23% from $172,361 to $211,437 during the quarters ended March 31, 2003 and 2004 respectively.

Cost of aircraft sales increased by $198,251 or 154% from $128,534 to $326,785 during the quarters ended March 31, 2003 and 2004 respectively. This increase was due primarily to the value of the one aircraft during the first three months of 2004 compared to the value of the one aircraft sold during the comparable period in 2003. Gross profit margins from the sale of aircraft increased from 8% in 2003 to 20% in 2004 due to improved market conditions in 2004.

Cost of sales for service and parts increased by $34,642 or 28% from $123,571 to $158,213 during the quarters ended March 31, 2003 and 2004 respectively. This increase was due primarily to a 23% increase in associated parts and service income.

Product development and engineering costs decreased by $896 or 100% to $0 for the first quarter of 2004, from $896 for the comparable period in 2003. This decrease was due to the discontinuance of production-related engineering activities.

Sales, general and administrative expense decreased by $5,289 or 1% for the three-month period ended March 31, 2004, to $370,937 from $376,226 for the comparable period ended March 31, 2003.

Interest expense decreased by $901 or 2% to $38,955 for the first quarter of 2004 from $39,856 for the comparable period in 2003. This decrease was due to a reduction of bank lines of credit, offset in part by increased debtor-in-possession financing.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows from operations increased by $17,936 or 27% from $65,704 during the three month period ending March 31, 2003 to $83,640 during the comparable period in 2004.

Cash flow from operations were positive for the three months ended March 31, 2004 due primarily to a $367,907 reduction in inventories partially offset by a $65,039 decrease in refundable deposits which more than offset the loss for the quarter of ($259,989).

Cash balances increased to $43,229 at March 31, 2004 from a balance of $5,595 at December 31, 2003.

The Company has entered into debtor in possession financing arrangements that management anticipates will provide the Company with sufficient working capital to continue until the plan or reorganization is funded.

We anticipate that the confirmed plan of reorganization will provide the Company with sufficient working capital to commence production activities.


CONTRACTUAL  OBLIGATIONS

The following table is a summary of the Company's contractual obligations as of March 31, 2004.

                                        Payment Due  by  Period
                            Total     Less than One   1-3  Years   Thereafter
                                      Year
                         ----------   -------------   ----------   ----------
Long-Term  Debt          $1,300,795     $       -     $1,300,795   $       -
Current Note Payable     $  768,471     $ 768,471     $        -   $       -
Operating  Leases        $  292,950     $ 113,400     $  179,550   $       -
                         ----------     ---------     ----------   ---------

Total                    $2,362,216     $ 881,871     $1,480,345   $       -
                         ==========     =========     ==========   =========

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

On September 24, 2002 the Company's common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB (symbol AVGE.OB) and has been recently trading on the Pink Sheets (symbol AVGE.PK) due to the Company's noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement.

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

(b)     Reports  on  Form  8-K

3-11-04 8-K filed appointing Murrell, Hall, McIntosh & Co., PLLP as its new principal accountant
3-31-04  8-K  filed   announcing  confirmation  of  the  Company's   Chapter  11
         reorganization  plan


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



                         AVIATION GENERAL, INCORPORATED
                         ------------------------------
                                  (Registrant)




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