Form 10QSB
period 2004-06-30
AVIATION GENERAL INC
filed 2004-10-07
CIK 1063703

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	0-24795

Aviation General, Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	73-1547645 (IRS Employer Identification No.)

7200 NW 63rd Street, Hangar 8, Wiley Post Airport, Bethany, Oklahoma    73008

(Address of principal executive offices)                       (Zip Code)

(405) 440-2255

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were 7,260,846 Shares of Common Stock Outstanding as of October 1, 2004

1

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Condensed Balance Sheet - June 30, 2004	3
Consolidated Condensed Statements of Operations - For the Three Months Ended June 30,
2004 and 2003	5
Consolidated Condensed Statements of Operations - For the Six Months Ended June 30,
2004 and 2003	6
Consolidated Condensed Statements of Shareholders' Equity - For the Six Months Ended
June 30, 2004 and 2003	7
Consolidated Condensed Statements of Cash Flows - For the Six Months Ended June 30,
2004 and 2003	8
Notes to Consolidated Condensed Financial Statements	9
Item 2. Management's Discussion and Analysis	11
Item 3. Controls and Procedures	15
PART II. OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 2. Changes in Securities	16
Item 3. Default Upon Senior Securities	16
Item 4. Submission of Matters to Vote of Security Holders	16
Item 5. Other	16
Item 6. Exhibits and Reports on Form 8K	16

2

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Aviation General, Incorporated & Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)
June 30,
ASSETS	2004

CURRENT ASSETS:
Cash and cash equivalents	$35,433
Accounts receivable	6,108
Inventories	1,646,501
Total current assets	1,688,042

PROPERTY AND EQUIPMENT:
Office equipment and furniture	365,373
Vehicles and aircraft	95,115
Manufacturing equipment	384,979
Tooling	676,747
Leasehold improvements	112,748
1,634,962
Less accumulated depreciation	(1,301,607)
333,355

$2,021,397

See accompanying summary of Accounting Policies and Notes to Financial Statements
3

Aviation General, Incorporated & Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)
June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2004

CURRENT LIABILITIES:
LIABILITIES NOT SUBJECT TO COMPROMISE -
Accounts payable	$130,355
Accrued expenses	1,154,407
Notes payable	2,219,266
Total current liabilities not subject to compromise	3,504,028

LIABILITIES SUBJECT TO COMPROMISE -
Accounts payable	1,988,427
Accrued expenses	745,684
Refundable deposits	137,000
Total liabilities subject to compromise	2,871,111

Total current liabilities	6,375,139

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000,000
shares authorized; no shares outstanding	-
Common stock, $.001 par value, 100,000,000
shares authorized; 7,260,846 shares issued at	7,261
June 30, 2004
Additional paid-in capital	39,747,604
Accumulated (deficit)	(44,108,607)

Total stockholders' equity (deficit)	(4,353,742)

$2,021,397

See accompanying summary of Accounting Policies and Notes to Financial Statements
4

Aviation General, Incorporated & Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2004	2003

NET SALES:
Aircraft	$-	$532,553
Service	221,198	237,682
Total net sales	221,198	770,235

COST OF SALES:
Aircraft	-	461,887
Service	154,221	167,826
Total cost of sales	154,221	629,713

Gross profit	66,977	140,522

OTHER OPERATING EXPENSES:
Product development and engineering costs	-	434
Selling, general and administrative expenses	327,329	370,200
Total other operating expenses	327,329	370,634

Operating (loss)	(260,352)	(230,112)

OTHER INCOME (EXPENSES):
Other income	3,151	4,962
Interest (expense)	(54,705)	(44,949)
Other (expense)	-	(563)
Total other income (expenses)	(51,554)	(40,550)

NET (LOSS) BEFORE TAXES	(311,906)	(270,662)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(311,906)	$(270,662)

NET EARNINGS (LOSS) PER SHARE

Weighted average common shares outstanding; basic	7,260,846	7,260,846

Net earnings (loss) per share; basic	$(0.04)	$(0.04)

Weighted average common shares outstanding; diluted	7,260,846	7,260,846

Net (loss) per share; diluted	$(0.04)	$(0.04)

See accompanying summary of Accounting Policies and Notes to Financial Statements
5

Aviation General, Incorporated & Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2004	2003

NET SALES:
Aircraft	$406,800	$672,553
Service	432,635	410,043
Total net sales	839,435	1,082,596

COST OF SALES:
Aircraft	326,785	590,421
Service	312,434	291,397
Total cost of sales	639,219	881,818

Gross profit	200,216	200,778

OTHER OPERATING EXPENSES:
Product development and engineering costs	-	1,330
Selling, general and administrative expenses	698,266	814,920
Total other operating expenses	698,266	816,250

Operating (loss)	(498,050)	(615,472)

OTHER INCOME (EXPENSES):
Other income	19,815	59,872
Interest (expense)	(93,660)	(84,805)
Other (expense)	-	(563)
Total other income (expenses)	(73,845)	(25,496)

NET (LOSS) BEFORE TAXES	(571,895)	(640,968)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(571,895)	$(640,968)

NET EARNINGS (LOSS) PER SHARE

Weighted average common shares outstanding; basic	7,260,846	7,260,846

Net earnings (loss) per share; basic	$(0.08)	$(0.09)

Weighted average common shares outstanding; diluted	7,260,846	7,260,846

Net (loss) per share; diluted	$(0.08)	$(0.09)

See accompanying summary of Accounting Policies and Notes to Financial Statements
6

Aviation General, Incorporated & Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity

Balance at January 1, 2004	8,120,397	$4,060,198	$37,254,305	1,009,551	$(1,709,638)	$(43,536,712)	$-	$(3,931,847)

Expiration of redeemable common stock	150,000	75,000	75,000	-	-	-	-	150,000

Return and cancellation of treasury stock	(1,009,551)	(504,775)	(1,204,863)	(1,009,551)	1,709,638	-	-	-

Change in common stock par value	-	(3,623,162)	3,623,162	-	-	-	-	-

Comprehensive income:
Net earnings	-	-	-	-	-	(571,895)	-	(571,895)
Other comprehensive income -
Change in unrealized investment gain, net	-	-	-	-	-	-	-	-
Comprehensive income								(571,895)

Balance at June 30, 2004	7,260,846	$7,261	$39,747,604	-	$-	$(44,108,607)	$-	$(4,353,742)

See accompanying summary of Accounting Policies and Notes to Financial Statements
7

Aviation General, Incorporated & Subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003

Increase (decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
Net (loss)	$(571,895)	$(640,968)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities -
Depreciation and amortization	48,133	54,460
Loss (gain) on retirement of property and equipment	-	(138)
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable	8,732	(12,577)
Inventories	375,214	819,660
Prepaid expenses and other assets	700	-
Increase (decrease) in -
Accounts payable	3,998	30,559
Accrued expenses	144,146	213,774
Refundable deposits	(83,184)	39,200

Net cash provided by (used in) operating activities	(74,156)	503,970

Cash flows from investing activities
Proceeds on sales of property and equipment	-	200

Net cash provided by investing activities	-	200

Cash flows from financing activities
Proceeds from borrowings	339,000	100,000
(Payments on) borrowings	(235,006)	(566,032)

Net cash provided by (used in) financing activities	103,994	(466,032)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	29,838	38,138

Cash and cash equivalents at beginning of period	5,595	(2,145)

Cash and cash equivalents at end of period	$35,433	$35,993

Cash paid during the period for:
Interest	$408	$82,495

See accompanying summary of Accounting Policies and Notes to Financial Statements
8

Aviation General, Incorporated & Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

1.        Basis of Presentation

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

2.         Inventories

Inventories consist primarily of finished goods, work in process, and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than pre-owned aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Pre-owned aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components were as follows at June 30, 2004:

Raw materials	$1,015,427
Work in process	507,651
New and pre-owned aircraft	122,173
Other	1,250
$1,646,501

3.        Petition for Relief Under Chapter 11

On December 27, 2002 the Company’s wholly owned subsidiary, Commander Aircraft Company (the “Debtor”) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 30, 2004, 2004 balance sheet as “liabilities subject to compromise.” Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor’s property, plant and equipment. Refer to the Company's most recent annual report on Form 10-KSB.

The Company has obtained the approval of the Bankruptcy court for Debtor-in-Possession, (DIP), financing. The DIP financing bears interest at the rate of 10% (simple interest), which is payable at the effective date of the Chapter 11 Plan of Reorganization. The Company has taken draws on the DIP Financing as follows:

2003 Total	$361,000
January 8, 2004	25,000
January 16, 2004	25,000
February 13, 2004	35,000
March 15, 2004	50,000
March 22, 2004	54,000
April 16, 2004	50,000
May 7, 2004	25,000
May 17, 2004	25,000
June 4, 2004	20,000
June 16, 2004	30,000

Total DIP Financing Draws through June 30, 2004	$700,000

           The Company also received a $66,000 loan from Tiger Aircraft, LLC.

4.        Going Concern

During the years ended December 31, 2001, 2002 and 2003, the Company incurred net (losses) of $(5,519,592), $(4,285,111) and $(1,308,272) respectively. During the six months ended June 30, 2004, the Company lost an additional $(571,895). As of June 30, 2004, the Company had a negative working capital of $(4,687,097) and a deficit net worth of $(4,353,742). On December 27, 2002 the Company’s wholly owned subsidiary, Commander Aircraft Company, filed petitions for relief under Chapter 11 of the federal bankruptcy code. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to successfully reorganize Commander Aircraft Company, to attain a satisfactory level of profitability, and to obtain suitable and adequate financing. There can be no assurance that these objectives can be achieved. The financial statements do not include any adjustments that might result from the outcome of this uncertainty nor do they take into effect any adjustments that might occur as a result of a successful plan to reorganize Commander Aircraft Company.

As stated in this and previous filings and announcements, on December 27, 2002, Commander Aircraft Company filed a Chapter 11 reorganization petition in the United States bankruptcy court for the District of Delaware. Commander Aircraft Company filed a final reorganization plan on July 5, 2003, following the execution of a letter agreement on that same date with Tiger Aircraft, LLC, or affiliate, (“Tiger”) to fund the plan. A final stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003. The U. S. bankruptcy court confirmed this plan on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U.S. Department of Labor, and Nyltiak Investments, LLC. This date was extended until June 30, 2004, and then until July 12, 2004. On July 8, 2004, Tiger notified the Company that they would not honor their commitment pursuant to the executed Stock Purchase Agreement and court-confirmed financial Reorganization Plan for Commander Aircraft Company, Aviation General’s wholly owned subsidiary. Tiger offered no reason, explanation, or justification for their default. In fact, Tiger had repeatedly assured interested parties, including the Federal Aviation Administration, the aviation media, our past and present employees, our shareholders, and our executives that they intended to honor their commitment. Aviation General and Commander fulfilled all prerequisites required for the closing of this investment transaction, including, respectively, a long and costly shareholder approval process and the attainment of a court confirmed financial Reorganization Plan that would have allowed Commander to exit from Chapter 11. The Company is considering its options for legal recourse, including seeking punitive damages. Furthermore, the Company has refused to pay back to Tiger any of the Debtor in Possession (“DIP”) financing plus interest, totaling $742,976.67 and a loan plus interest to the Company of $69,817.50. The Stock Purchase Agreement itself provides, at a minimum, for the forgiveness of $447,597.50 of DIP financing plus interest as well as the loan plus interest. to the Company of $69,817.50

On August 31, 2004, Aviation General, Incorporated entered into a Stock Purchase Agreement with Pilot General Aviation LLC, pursuant to which Pilot General will invest approximately $2.8 million in Aviation General to purchase newly issued shares of common stock representing an 80% ownership interest in the Company. The new capital will be used primarily to fund the court confirmed Chapter 11 Reorganization Plan of Commander Aircraft Company, the wholly owned subsidiary of Aviation General, Incorporated. The terms and conditions of Aviation General’s Stock Purchase Agreement with Pilot General are substantially the same as the Stock Purchase Agreement Aviation General had with Tiger Aircraft LLC and on which Tiger defaulted without notice or cause on July 8, 2004. The Stock Purchase Agreement with Pilot General Aviation LLC was filed in its entirety as an exhibit to the Company’s 8-K filing of September 7, 2004.

5.        Leases

The Company’s lease for office space, hangar space, and its manufacturing and service facility was a revocable permit to lease the facility. The permit required monthly rentals in the same amounts as the original lease. The permit further required the Company to pay outstanding delinquent amounts plus penalties as defined in the permit. On April 23, 2003, the Company transferred its lease to a third party. The Company negotiated a 3.5-year sub-lease with this third party for 50,011 square feet of manufacturing, service and office space, guaranteed renewable at six month intervals.

The future annual minimum lease payments under the April 23, 2003 operating lease as of June 30, 2004 are as follows:

Year ending December 31
2004	56,706
2005	113,400
2006	66,150

Total future minimum lease payments	$236,256

6.        Commitments and Contingencies

The Company is subject to regulation by the FAA. The Company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The Company has a Production Certificate from the FAA, which delegates to the Company the inspection of each aircraft. The sale of the Company’s product internationally is subject to regulation by comparable agencies in foreign countries.

The Company faces the inherent business risk of exposure to product liability claims. In 1988, the Company agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. In 1994, Congress enacted the General Aviation Revitalization Act, which established an 18-year statute of repose for general aviation aircraft manufacturers. This legislation prohibits product liability suits against manufacturers when the aircraft involved in an accident is more than 18 years old. This action effectively eliminated all potential liability for the Company with respect to aircraft produced in the 1970s. The Company’s product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the Company is not insured for product liability claims.

The Company is routinely involved in various legal matters arising in the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or operations of the Company.

On September 24, 2002 the Company’s common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol AVGE.OB due to the Company’s noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

This Form 10-QSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-QSB that addresses activities, events or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with expected and future aircraft sales and service revenues, the Company’s ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company’s performance on its current contracts and its success in obtaining new contracts, the Company’s ability to attract and retain qualified employees, and other factors, many of which are beyond the Company’s control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

BUSINESS OVERVIEW

Aviation General, Incorporated (the “Company” or “AGI”) is a publicly traded holding company (Pink Sheets: AVGE.PK) incorporated under the laws of the State of Delaware. The Company has two wholly owned subsidiaries: Commander Aircraft Company (“CAC”) and Strategic Jet Services, Inc. (“SJS”). Commander Aircraft Company (www.commanderair.com) manufactures, markets, and provides support services for its line of single engine, high performance Commander aircraft, and consulting, brokerage, and refurbishment services for all types of piston-powered aircraft. Strategic Jet Services, Inc. provides consulting, brokerage, sales, and refurbishment services for jet aircraft.

During the 4th quarter of 2002, SJS discontinued its operations, and CAC suspended indefinitely production of new aircraft. Other cost-cutting and overhead reductions were implemented due to the weakness in the Company’s business. Management believes this weakness is primarily the result of depressed economic conditions and anxiety over terrorism and war in Iraq, which have had a pronounced, adverse effect on big-ticket, discretionary capital expenditures by businesses and individuals.

As stated in this and previous filings and announcements, on December 27, 2002, Commander Aircraft Company filed a Chapter 11 reorganization petition in the United States bankruptcy court for the District of Delaware. Commander Aircraft Company filed a final reorganization plan on July 5, 2003, following the execution of a letter agreement on that same date with Tiger Aircraft, LLC, or affiliate, (“Tiger”) to fund the plan. A final stock purchase agreement was entered into with Tiger on November 1, 2003, pursuant to which an amended plan was filed on December 10, 2003. The U. S. bankruptcy court confirmed this plan on December 10, 2003, with the effective date scheduled for on or before March 31, 2004, unless extended by the consent of CAC, AGI, Tiger, the official committee of unsecured creditors, the U.S. Department of Labor, and Nyltiak Investments, LLC. This date was extended until June 30, 2004, and then until July 12, 2004. On July 8, 2004, Tiger notified the Company that they would not honor their commitment pursuant to the executed Stock Purchase Agreement and court-confirmed financial Reorganization Plan for Commander Aircraft Company, Aviation General’s wholly owned subsidiary. Tiger offered no reason, explanation, or justification for their default. In fact, Tiger had repeatedly assured interested parties, including the Federal Aviation Administration, the aviation media, our past and present employees, our shareholders, and our executives that they intended to honor their commitment. Aviation General and Commander fulfilled all prerequisites required for the closing of this investment transaction, including, respectively, a long and costly shareholder approval process and the attainment of a court confirmed financial Reorganization Plan that would have allowed Commander to exit from Chapter 11.The Company is considering its options for legal recourse, including seeking punitive damages. Furthermore, the Company has refused to pay back to Tiger any of the Debtor in Possession (“DIP”) financing plus interest, totaling $742,976.67 and a loan plus interest to the Company of $69,817.50. The Stock Purchase Agreement itself provides, at a minimum, for the forgiveness of $447,597.50 of DIP financing plus interest as well as the loan plus interest to the Company of $69,817.50.

On August 31, 2004, Aviation General, Incorporated entered into a Stock Purchase Agreement with Pilot General Aviation LLC, pursuant to which Pilot General will invest approximately $2.8 million in Aviation General to purchase newly issued shares of common stock representing an 80% ownership interest in the Company. The new capital will be used primarily to fund the court confirmed Chapter 11 Reorganization Plan of Commander Aircraft Company, the wholly owned subsidiary of Aviation General, Incorporated. The terms and conditions of Aviation General’s Stock Purchase Agreement with Pilot General are substantially the same as the Stock Purchase Agreement Aviation General had with Tiger Aircraft LLC and on which Tiger defaulted without notice or cause on July 8, 2004. The Stock Purchase Agreement with Pilot General Aviation LLC was filed in its entirety as an exhibit to the Company’s 8-K filing of September 7, 2004.

Pursuant to the Stock Purchase Agreement, Pilot General is providing the Company with non-refundable operating expense advances, which has allowed CAC to continue its operations and provide service and support to the fleet of Commander aircraft owners, refurbishment services, parts, and pre-owned aircraft brokerage. CAC expects to resume the production of new aircraft following the consummation of the transaction with Pilot General.

Pursuant to the confirmed bankruptcy plan and agreement with Pilot General, Pilot General will invest approximately $2.8 million in Aviation General, Incorporated in return for an 80% ownership interest in AGI. Approximately $2 million will be used to settle with creditors in accordance with CAC’s bankruptcy plan, and the remainder will be used for working capital. AGI has amended, after securing shareholder approval, the Company’s Certificate of Incorporation to increase the Company’s authorized common shares from 20,000,000 shares to 100,000,000 shares. The Company currently now has 100,000,000 common shares authorized and approximately 7,200,000 common shares issued and outstanding. The agreement with Pilot General will necessitate the issuance of approximately 28,000,000 new shares of common stock to Pilot General, resulting in a total of approximately 35,000,000 shares to be issued and outstanding.

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

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result form the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company’s property and equipment.

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

RESULTS FROM OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues from the sale of aircraft for the second quarter of 2004 decreased by $532,553 or 100% from $532,553 to $0 during the quarters ended June 30, 2003 and 2004 respectively. In the second quarter of 2004, no aircraft were sold compared with three pre-owned aircraft sold in the same period for 2003.

Service and parts revenues decreased by $16,484 or 7% from $237,682 to $221,198 during the quarters ended June 30, 2003 and 2004 respectively.

Cost of aircraft sales decreased by $461,887 or 100% from $461,887 to $0 during the quarters ended June 30, 2003 and 2004 respectively. This increase was due primarily to the lack of aircraft sales in the second three months of 2004

Cost of sales for service and parts decreased by $13,605 or 8.11% from $167,826 to $154,221 during the quarters ended June 30, 2003 and 2004 respectively. This increase was due primarily to a 7% decrease in associated parts and service income.

Product development and engineering costs decreased by $434 or 100% to $0 for the second quarter of 2004, from $434 for the comparable period in 2003. This decrease was due to the discontinuance of production-related engineering activities.

Sales, general and administrative expense decreased by $42,871 or 12% for the three-month period ended June 30, 2004, to $327,329 from $370,200 for the comparable period ended June 30, 2003. This decrease is primarily due to the lack of commissionable aircraft sales in the second quarter of 2004 and reductions in legal and professional fees associated with the bankruptcy proceedings of Commander Aircraft Company.

Interest expense increased by $9,756 or 22% to $54,705 for the second quarter of 2004 from $44,949 for the comparable period in 2003. This increase was due to increased debtor-in-possession financing.

RESULTS FROM OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues from the sale of aircraft during the six month period ended June 30, 2004, decreased by $265,753 or 40% from $672,553 to $406,800 during the six months ended June 30, 2003 and 2004 respectively. In the six month period ended June 30, 2003, four pre-owned aircraft were sold compared with one pre-owned aircraft sold in the same period in 2004.

Service and parts revenues increased by $22,592 or 6% from $410,043 to $432,635 during the six month periods ending June 30, 2003 and 2004 respectively.

Cost of aircraft sales decreased by $263,636 or 45% from $590,421 to $326,785 for the six month periods ended June 30, 2003 and 2004 respectively. This was due to a 40% decrease in aircraft sales revenues during the comparable periods.

Cost of sales for service and parts increased by $21,037 or 7% from $291,397 to $312,434 for the six month periods ended June 30, 2003 and 2004 respectively. This is due primarily to a 6% increase in service and parts revenues during the comparable periods.

Production development and engineering costs for the six month period ended June 30, 2004, decreased by $1,330 or 100% to $0 for the six month period ended June 30, 2004 from $1,330 for the comparable period in 2003. This decrease was due to the discontinuance of production-related engineering activities.

Sales, general and administrative expense decreased by $116,654 or 14% for the six month period ended June 30, 2004, to $698,266 from $814,920 for the comparable period in 2003. This decrease is primarily due to reductions in legal and professional fees associated with the bankruptcy proceedings of Commander Aircraft Company and facility lease and utility reductions as a result of the transfer of the primary lease to a third party.

Interest expense increased by $8,855 or 10% for the six month period ending June 30, 2004 to $93,660 from $84,805 for the comparable period in 2003. This increase was due to increased debtor-in-possession financing.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations decreased by $578,126 or 115% from $503,970 during the six month period ending June 30, 2003 to ($74,156) during the comparable period in 2004.

Cash flow from operations were negative for the six months ended June 30, 2004 due primarily to a the net loss of $(571,895) and a decrease in refundable deposits of $83,184 offset in part by depreciation of $48,133 a reduction in inventory of $375,214 and an increase in accrued expenses of $144,146

Cash balances increased to $35,433 at June 30, 2004 from a balance of $5,595 at December 31, 2003. This increase was due primarily to increases in borrowing.

The Company has entered into debtor in possession, and recently with Pilot General Aviation LLC, non-refundable operating expense financing arrangements that management anticipates will provide the Company with sufficient working capital to continue until the plan or reorganization is funded.

We anticipate that the confirmed plan of reorganization will provide the Company with sufficient working capital to commence production activities.

CONTRACTUAL OBLIGATIONS

The following table is a summary of the Company’s contractual obligations as of June 30, 2004.

 Payment Due by Period
	Total	Less than One	1-3 Years	Thereafter
		Year

Current Note Payable	$2,219,266	$2,219,266	$-	$-
Operating Leases	236,256	113,400	122,856	-

Total	$2,455,522	$2,332,666	$122,856	$-

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER

On September 24, 2002 the Company’s common stock was delisted from the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board, or OTCBB (symbol AVGE.OB) and has been recently trading on the Pink Sheets (symbol AVGE.PK) due to the Company’s noncompliance with the applicable minimum asset and equity requirements and the minimum bid price requirement.

The Company believes that the exchange on which the Company’s shares are traded does not affect the market value or intrinsic value of the Company’s business nor the trading liquidity of its shares.

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

(a)    Exhibits

10.1	Securities Purchase Agreement
10.2	Secured Convertible Note
10.3	Investor Rights Agreement
10.4	Security Agreement
10.5	Guarantee*

*Incorporated by reference to the registrant’s report on Form 10-QSB for the period ended September 30, 2002

(b)    Reports on Form 8-K

3-11-04	8-K filed appointing Murrell, Hall, McIntosh & Co., PLLP as its new principal accountant
3-26-04	8-K filed announcing press release of filling status with the SEC
3-31-04	8-K filed announcing confirmation of the Company’s Chapter 11 reorganization plan
7-12-04	8-K filed announcing breach of the stock purchase agreement by Tiger Aircraft, LLC
9-07-04	8-K filed announcing the signing of a definitive stock purchase agreement with Pilot General Aviation LLC.

The following exhibits are filed as a part of this quarterly report on form 10-QSB

31.2	Certification of Wirt D. Walker III

31.2	Certification of Glenn A. Jackson

32	Certification of Wirt D. Walker III and Glenn A. Jackson

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIATION GENERAL, INCORPORATED
(Registrant)
By:	/s/ Wirt D. Walker III
Wirt D. Walker III
Chairman of the Board of Directors
(Chief Executive Officer and
Authorized Signatory)

By:	/s/ Glenn A. Jackson
Glenn A. Jackson
(Chief Financial Officer)

